Form 10-Q
period 2015-03-31
AMERICAN EDUCATION CENTER, INC.
filed 2015-06-29
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-201029

AMERICAN EDUCATION CENTER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	38-3941544 (I.R.S. Employer Identification No.)

17 Battery Place, Suite 300, New York, NY (Address of Principal Executive Offices)	10004 (ZIP Code)

(212) 825-0437

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,000,000 shares of common stock at par value of $0.001 as of June 26, 2015.

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) American Education Center, Inc., a Nevada corporation (“AEC Nevada”), and (ii) American Education Center, Inc., a New York corporation ("AEC New York"), unless otherwise indicated or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

●	our ability to produce, market and generate sales of our products and services;

●	our ability to develop and/or introduce new products and services;

●	our projected future sales, profitability and other financial metrics;

●	our future financing plans;

●	our anticipated needs for working capital;

●	the anticipated trends in our industry;

●	our ability to expand our sales and marketing capability;

●	acquisitions of other companies or assets that we might undertake in the future;

●	competition existing today or that will likely arise in the future; and

●	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q.  Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014 AND FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2015 AND 2014

(STATED IN US DOLLARS)

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(STATED IN US DOLLARS)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$328,910	$82,572
Accounts receivable, net of allowance for doubtful accounts of $41,855 for 2015 (Note 2)	376,690	-
Deferred income taxes, net of valuation allowance of $177,302 (Notes 2 and 10)	-	131,672

Total current assets	705,600	214,244

Noncurrent assets:
Security deposits (Note 4)	306,683	306,683

TOTAL ASSETS	$1,012,283	$520,927

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$355,652	$35,318
Deferred revenue (Note 5)	301,385	112,029
Advances from clients (Note 6)	260,660	-
Loan from stockholder (Note 7)	88,551	88,551

Total current liabilities	1,006,248	235,898

Noncurrent liabilities:
Deferred rent	21,174	24,326
Long-term loan (Note 8)	295,579	295,579

Total liabilities	1,323,001	555,803

Stockholders’ (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value;
180,000,000 shares authorized;21,000,000 shares issued and outstanding, at March 31, 2015 and December 31, 2014	21,000	21,000
Additional paid-in capital	189,000	189,000
(Deficit)	(520,718)	(244,876)

Total stockholders’(deficit)	(310,718)	(34,876)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,012,283	$520,927

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Revenues (Note 2)	$674,043	$495,498

Costs and expenses:
Consulting services	330,990	193,730
Application fees	10,185	-
General and administrative	477,398	84,549

Total costs and expenses	818,573	278,279

(Loss) income from operations	(144,530)	217,219
Other income	360	5,000

(Loss) income before provision for income taxes	(144,170)	222,219
Provision for income taxes	131,672	103,025

Net (loss) income	$(275,842)	$119,194

Basic and diluted (loss) earnings per share	$(0.01)	$0.01

Weighted average shares outstanding, basic and diluted	21,000,000	10,563,000

See accompanying notes to consolidated financial statements.

5

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

CONSOLIDATED Statements of Changes in Stockholders’ (DEFICIT) (UNAUDITED)

for the three months ended March 31, 2015

	Common Stock		Additional paid-in
	Shares	Amount	capital	Deficit	Total

Balance-December 31, 2014	21,000,000	$21,000	$189,000	$(244,876)	$(34,876)
Net (loss)	-	-	-	(275,842)	(275,842)

Balance-March 31, 2015-unaudited	21,000,000	$21,000	$189,000	$(520,718)	$(310,718)

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(275,842)	$119,194
Deferred income taxes	131,672	74,109
Deferred rent expense	(3,152)	12,777
Bad debt expense	41,855	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(418,545)	-
(Increase) in other receivable	-	(5,000)
(Increase) in security deposits	-	(40,662)
Increase in accounts payable and accrued expenses	320,334	26,963
Increase (Decrease) in deferred revenue	189,356	(148,928)
Increase in advances from clients	260,660	-

Net cash provided by operating activities	246,338	38,453

Net change in cash	246,338	38,453
Cash, beginning of the period	82,572	140,513

Cash, end of the period	$328,910	$178,966

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$1,953

Cash paid for interest	$248	$-

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the three months ended march 31, 2015 and 2014

1.	ORGANIZATION AND BUSINESS

American Education Center, Inc. (“AEC New York”) is a New York Corporation organized on November 8, 1999 and is licensed by the Education Department of the State of New York to engage in education related consulting services between the United States and China.

On May 7, 2014, the President/sole shareholder of AEC New York formed a new company (“AEC Nevada”) in the State of Nevada with the same name. On May 31, 2014, the President/sole shareholder of AEC New York exchanged his 200 shares for 10,563,000 shares of AEC Nevada. This exchange made AEC New York a wholly owned subsidiary of AEC Nevada, collectively the “Company.”

The Company’s primary goal is to build upon the concept of “one-stop comprehensive services”for international students, educators, and institutions. The Company has been devoted to international education exchanges, by providing educational and career enrichment opportunities for students, teachers, and educational institutions between China and the United States. The Company currently provides admission, visa, housing and other consulting services to Chinese students wishing to study in the United States. The Company also provides exchange and placement services for qualified United States educators to teach in China. The Company also provides services for L1 visas which are for employees coming to the United States to work for multi-national companies with operation here.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the three months ended march 31, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

As disclosed above, the exchange of shares of AEC New York for the shares of AEC Nevada, has been treated as a transaction between entities under common control, similar to a pooling of interest, whereby the assets and liabilities are recorded at their carrying values. Based upon this treatment, the equity section of AEC New York has been recast as if this transaction had occurred at the beginning of the earliest period being presented and accordingly, as if the 10,563,000 shares of AEC Nevada have been outstanding since then. AEC Nevada had no assets or liabilities when formed.

The consolidated financial statements are of AEC Nevada and its wholly owned subsidiary, AEC New York. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if required. On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on history of past write-offs and collections, when necessary. For the three months ended March 31, 2015, the Company provided an allowance for doubtful accounts of $41,855.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the three months ended march 31, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

Before 2014, consulting fees were generally paid in advance. Consulting services that had refund provisions were recognized when such provisions have been fulfilled and the refund provisions no longer existed. In 2014, the Company discontinued utilizing the refund provisions in its consulting agreements and recognizes deferred revenue based on completion of the services. The Company offers a limited refund policy to students who have received consulting services regarding their H1B visas. Services for H1B consulting are prepaid. The Company prepares the filing for the visas for $2,000 which is non-refundable. If the visa application is accepted, the remaining prepayment will be recognized as revenue, if not, the remaining prepayment is refunded.

Concentration of Credit and Business Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for the total of substantially all depository accounts. At March 31, 2015, the Company had cash balances in excess of Federally insured limits of approximately $56,000. The Company performs ongoing evaluation of the financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

The following table represents certain information about the Company’s major customers which individually accounted for more than 10% of the Company’s gross revenue during the three months ended:

	March 31, 2015
	Amount	Percent	Accounts Receivable
Customer 1	$100,000	14.8%	$100,000
Customer 2	$300,000	44.5%	$265,245

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the three months ended march 31, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit and Business Risk (continued)

	March 31, 2014
	Amount	Percent	Accounts Receivable
Customer 3*	$150,000	30.3%	$-

*Harvard Management Associates, Inc. (“HMA”), an affiliate wholly owned by the Company’s President/Chairman/Chief Financial Officer/Secretary (see Note 7).

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740,Income Taxes (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At March 31, 2015, the Company has established a full valuation allowances against its deferred tax asset, principally for operating losses, due to the uncertainty in realizing the benefit. At March 31, 2015, the Company had approximately $510,000 of unused operating losses expiring through 2035.

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of March 31, 2015 and December 31, 2014, the Company does not have a liability for any unrecognized tax benefits.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the three months ended march 31, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Measurements

FASB ASC 820, Fair Value Measurement, specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs –	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs –	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs –	Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, loan from stockholder and accounts payable and accrued expenses and advances from clients. As of March 31, 2015 and December 31, 2014, the carrying values of these financial instruments approximated their fair values due to their short term nature.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the three months ended march 31, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share,.Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings (loss) per share are the same for the three months ended March 31, 2015 and 2014, because the Company had no common stock equivalents.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has assessed all newly issued accounting pronouncements released during the three months ended March 31, 2015 and through the date of this filing, and has found none of them will have a material impact on the Company’s financial statements when or if adopted.

4.	SECURITY DEPOSITS

The Company leases two offices from third parties, expiring in 2016 and 2025 respectively. The Company has deposited with the landlords security deposit of $306,683.

5.	DEFERRED REVENUE

In 2014, the Company discontinued utilizing the refund provisions in its consulting agreements and recognizes deferred revenue based on completion of the services. The deferred revenue for the three months ended March 31, 2015 and December 31, 2014 was $301,385 and $112,029, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the three months ended march 31, 2015 and 2014

6.	ADVANCES FROM CLIENTS

The services for H1B visas require prepayment by the Company which has been shown as advances from clients on the balance sheets. When the application for the visa is submitted, the Company recognizes $2,000 of the advance as revenue which is non-refundable. The balance of the advance received will be recognized as revenue when the visa application is accepted. If the visa application is not accepted, the remaining advance will be refunded. For the period April 1, 2015 through June 15, 2015, the Company recognized approximately $50,000 of these advances as revenue, the remaining balance continues to be subject to refund.

7.	RELATED-PARTY TRANSACTIONS

The loan from stockholder represents an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. The loan is due on demand.

The Company occupied office space owned by its sole stockholder under a month to month arrangement until September 2013, at a monthly rental of approximately $2,000. The related payable of $68,505 is included in the loan from stockholder as of March 31, 2015 and December 31, 2014.

The Company leased office space under a month to month arrangement from a third party commencing October 2013 at a monthly rental of approximately $1,700, which was paid by Harvard Management Associates, Inc. (“HMA”), an affiliate wholly owned by the Company’s President/Chairman/Chief Financial Officer/Secretary. The related payable of $0 and $4,950 at March 31, 2015 and December 31, 2014, respectively, is included in accounts payable and accrued expenses. Rent expense under these related leases was approximately $0 and $5,000 for the three months ended March 31, 2015 and 2014,respectively.

The Company has accounts receivable from HMA of $8,800 and accounts payable to HMA of $4,500 as of March 31, 2015. The Company has offset the payable resulting in a net balance of accounts to a balance of accounts receivable from HMA of $4,300 as of March 31, 2015. No accounts receivable or accounts payable outstanding for the three months ended March 31, 2014. The Company received revenue from HMA of $150,000 for consulting services provided to HMA for the three months ended March 31, 2014.

The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in Columbia International College, Inc. (“CIC”).The Company paid $5,000 of tuition fees to CIC during the three months ended March 31, 2015.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the three months ended march 31, 2015 and 2014

8.	LONG-TERM LOAN

On December 1, 2014, an unrelated thirty party loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. The Company did not pay the interest for the three months ended March 31, 2015 which made the loan in default. An amendment to the loan agreement was issued on June 22, 2015 which changed the commencement date for the first payment to July 1, 2015 and waived the default. Interest expense for the three months ended March 31, 2015 and 2014 was $8,621 and $0, respectively.

9.	LEASE COMMITMENTS

In March 2014, the Company entered into to a new lease for office space with an unrelated third party. This lease agreement requires a monthly rental of $13,554 and expires on May 31, 2016. In December 2014, the Company entered into another lease for another new office space with an unrelated party. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease starting date was changed to March 1, 2015 and the Company received two months of free rent. The lease has been straight-lined for financial statement purposes which created deferred rent as shown on the balance sheets. This lease agreement requires a monthly rental of $29,558 and expires on July 31, 2024. Rent expense was approximately $72,000 and $13,000 for the three months ended March 31, 2015 and 2014, respectively.

Future minimum lease commitments for the above leases are as follows:

Year Ending December 31,	Amount

2015	$493,980
2016	472,674
2017	408,789
2018	408,789
2019	408,789
2020 and thereafter	2,282,407

Total	$4,475,428

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the three months ended march 31, 2015 and 2014

10.	Income taxes

The components of deferred tax assets at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014

Deferred revenue	$(50,233)	$50,233
Net operating loss carry forwards	227,535	81,439
Less: valuation allowance	(177,302)	-

	$-	$131,672

The Company has established a valuation allowance against the deferred tax assets at March 31, 2015 due to the uncertainty of realizing the full tax benefits.

The provision for income taxes for the three months ended March 31, consists of the following:

	2015	2014

Current	$-	$28,916
Deferred	131,672	74,109

Total	$131,672	$103,025

The Company’s tax returns are subject to examination by the Federal, State and City taxing authorities. The 2012, 2013 and 2014 tax years are open and subject to examination by the taxing authorities. The Company is not currently under examination nor have they been notified by the authorities.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the three months ended march 31, 2015 and 2014

10.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate for the three months ended March 31 is as follows:

	2015	2014

Tax at federal statutory rate	(34.0)%	34.0%
State and local taxes, net of federal benefit	(10.8)	10.8
Valuation allowance	44.8	0.0
Other	0.0	(0.4)

Provision for income taxes	0.0%	44.4%

11.	GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s expenses continue to exceed its revenue and support which has created a deficiency in stockholders’ equity of approximately $311,000. In addition, as of March 31, 2015 the Company has a working capital deficiency of $300,000. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon its ability to generate revenue significantly in excess of its expenses to generate profitable operations. The Company has created and implemented a financial recovery plan to mitigate these risks. The plan includes implementation of a more aggressive cash collection program to address the Company’s liabilities and alleviate its cash flow constraints. The company also created a break-even budget for the next quarter and has already made significant effort to cut non-operating expenses. The financial statements do not include any adjustments necessary, should the Company not be able to continue as a going concern.

12.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through June 24, 2015, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2015 and 2014, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Description of Business

American Education Center Inc. was incorporated in Nevada (“AEC Nevada”) in May 2014 as a holding company. AEC Nevada, together with its subsidiary, is referred to as the “Company.” The Company is a provider of international education exchange and education-related consulting services, through its wholly owned subsidiary, American Education Center Inc., incorporated in the state of New York, in 1999 (“AEC New York”).

AEC New York was approved and licensed by the Education Department of the state of New York in 2003 to engage in education consulting service between the U.S. and China. For fifteen years, AEC New York has devoted itself to international education exchange, by providing education and career enrichment opportunities for students, and teachers, and educational institutions between China and the United States.

Currently, we primarily provide three types of services: Students Services, Educator Placements, and Institution Services. We also provide consulting services for L1 visas, which are for executives coming to the United States to work for multi-national companies with business operations in the U.S. Services are provided through the Company’s headquarter in New York, NY, and the three local representative offices in China – Nanjing and Chengdu, as well as a recently opened one in Hangzhou. We plan to open more representative offices in China in the future.

Our Student Services provide guidance and consulting services to help our customers throughout their application and admission process and during their study and also help them find internship and other career opportunities in the United States. The Company categorizes this service into three programs: academic, life and career. Our academic program focuses on providing admission services, English as a Second Language (ESL) training program, the Elite 100 program, and University Placement Services (UPS) for Chinese students to study in the U.S. Our life program offers consulting services, including personalized VIP service, to assist our customers to settle down in the U.S. from China so they can focus effectively on their studies. The Company will refer its customers to the Company’s business partners in the U.S. to assist the customers with purchasing real estate properties, understanding financial management and investment, buying insurance and starting businesses. Our Career Program focuses on assisting clients to improve their career development by identifying internship and work opportunities that are suitable to their educational background and experience level.

Our Educator Placement Program is designed to meet the increasing demands for foreign teachers in both the U.S. and China. Our program helps teachers in the U.S. or China who plan to gain experience in another country find the most suitable positions.

Our Institution Services Program is mainly focused on providing consulting and recruiting services to U.S. schools, colleges and universities to enroll international students from China. We recruit and place native English speaking teachers for our joint programs in China and recruit and place Chinese-speaking teachers in U.S. educational institutions. Our University Pathway Program (UPP) was established in 2008 and has been offering consulting services for various U.S. universities and the State University of New York (SUNY) system to enroll qualified international students to such universities and explore possible collaborations with selected universities in China. We also engaged St. Peter University to serve as a Chinese education consultant since they are more experienced in Student Exchange Programs. These Programs serve as a part of our revenue therefore retaining St. Peter University's services greatly improves the Company's revenue.

Prior to December 31, 2013, in certain cases, we collected our service fees in advance from clients. If we were not successful in all of the promised services, these fees were refundable. Accordingly, until all the promised work was completed successfully, these fees were shown as deferred revenue. Commencing in 2014, in order to better manage our company financially, we changed our policy. We now have discontinued utilizing the refund provisions in our consulting agreements and recognize deferred revenue based on completion of the service. The Company offers a limited refund policy to students who have received consulting services regarding their H1B visas. Services for H1B consulting are prepaid. The Company prepares the filing for the visas for $2,000 that is non-refundable. If the visa application is accepted, the remaining prepayment will be recognized as revenue, if not, the remaining prepayment is refunded.

Opportunities

We intend to expand our business in the coming years as follows, although there is no guarantee we will be successful:

•	Organic Growth

We plan to organize our sales efforts to create organic growth from existing clients. From our existing client base, we will provide the highest level of individual services to help smooth the transition to the U.S., including visa consulting services, travel guides, life advice, investment consulting and other services.

•	Partnerships

Through 15 years of stable development, we have built a solid foundation of industry credibility and a solid reputation, which enables us to work with quality partners. These partnerships enable us to maintain a comparatively low cost basis while keeping our core business competitive.

•	Online Development

With the development of digital terminals, the presence of online resources allows people to gain knowledge through the Internet without the restriction of location and time. AEC will emphasize in developing markets its web-based products to satisfy a variety of customers, while maintaining the expansion network with our institutional clients.

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the extent of expenses required in using consulting services from third-parties. Our student population varies as a result of new enrollments and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our Registration Statement on Form S-1.

The following table sets forth information from our statements of operations for the three months period ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Revenues (Note 2)	$674,043	$495,498

Costs and expenses:
Consulting services	330,990	193,730
Application fees	10,185	-
General and administrative	477,398	84,549

Total costs and expenses	818,573	278,279

(Loss) income from operations	(144,530)	217,219
Other income	360	5,000

(Loss) income before provision for income taxes	(144,170)	222,219
Provision for income taxes	131,672	103,025

Net (loss) income	$(275,842)	$119,194

Revenue

Revenues from educational programs and consulting services for the three month period ended March 31, 2015 were $0.67 million, representing an increase of $0.18 million or 36% from the three months period ended March 31, 2014. The growth was mainly driven by the increase in the number of clients engaging our student services and institutional services from China due to the expansion of our business and enhancement of our education content. Our revenue of $0.67 million consisted of institutional services of $0.45 million, educator placement services of $0.04 million, and student services of $0.18 million.

Consulting Services

Consulting services for the three months period ended March 31, 2015 was $0.34 million, an increase of $0.15 million or 79% from $0.19 million for the three months period ended March 31, 2014, which is primarily attributable to the increase in consulting services and application fees. The cost of revenue mainly consists of wages and fees for consultants and contractors, as well as application fees with respect to the H1B visas and L1 visa application services.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, as well as fees for professional services. Our general and administrative expenses were $0.48 million for the three months ended March 31, 2015, and $0.08 million for the three months ended March 31, 2014, an increase of $0.40 million or 500%. The increase in general and administrative expenses is primarily attributable to an increase of a $0.23 million of commission fees, $0.06 million of professional fees, and a $0.05 million of rent expense. In addition, during the three months ended March 31, 2015, we recorded bad debt expense of $0.04 million  due to the uncertainty of collection from one of our customers.

Other Income

Other income for the three months ended March 31, 2014 principally related to rent received from a related party for the sublease of office space which did not occur in 2015.

Income taxes

Income taxes for the three months ended March 31, 2015 relate principally to the creation of a valuation allowance for deferred tax assets principally related to the net operating loss carry forwards and the allowance for doubtful accounts due to the uncertainty of their realization. The provision for taxes for the three months ended March 31, 2014 principally relates to Federal, state and local income taxes and the deferred tax expense related to deferred revenue.

Net Loss

The net loss was $0.28 million for the three months ended March 31, 2015, compared to a net income of $0.12 million for the three months ended March 31, 2014, a decrease of $0.40 million, primarily due to the increase in consulting services and general and administrative expenses and the valuation allowance for deferred tax assets only partially off-set by the increase in revenues

Liquidity and Capital Resources

As of March 31, 2015, we had a negative working capital of $0.30 million, a decrease of $0.01 million or 50% from $0.02 million as of December 31, 2014. The negative working capital is primarily attributable to the Company’s policy of recognizing advance payments from clients receiving our consulting services as deferred revenue (to be recognized upon completion of the services) of $0.3 million as of March 31, 2015. The deferred revenue is non-refundable, and will be recognized as revenue during the remainder of 2015. We have historically funded our working capital needs with cash flow from operations. Our working capital requirements are influenced by the level of our operations and we believe our working capital deficiency should be alleviated by the expected increase of our services.

Management has created and implemented a plan to address these risks of negative working capital and liquidity. The plan includes implementation of a more aggressive cash collection program to address the Company’s working capital deficiency and alleviate its cash flow constraints. Additionally, given that a large part of the negative working capital was due to the non-refundable advance payments categorized as deferred revenue, Management believes that the Company’s current capital and borrowing capabilities are adequate to cover the Company’s planned operating and capital requirements. However, the Company may have the need to obtain additional capital through loans, line of credit, or raise new capital, in which case the operating losses and negative working capital may make it difficult to obtain loans or a line of credit or raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders.

As of March 31, 2015, we had cash of $0.33 million, an increase of $0.25 million from $0.08 million as of December 31, 2014, mainly due to deferred revenue received and advances from clients for visa services.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(275,842)	$119,194
Deferred income taxes	131,672	74,109
Deferred rent expense	(3,152)	12,777
Bad debt expense	41,855	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(418,545)	-
(Increase) in other receivable	-	(5,000)
(Increase) in security deposits	-	(40,662)
Increase in accounts payable and accrued expenses	320,334	26,963
Increase (Decrease) in deferred revenue	189,356	(148,928)
Increase in advances from clients	260,660	-

Net cash provided by operating activities	246,338	38,453

Net change in cash	246,338	38,453
Cash, beginning of the period	82,572	140,513

Cash, end of the period	$328,910	$178,966

Net cash provided by operating activities for the three months ended March 31, 2015 was $0.25 million, compared to net cash provided by operating activities of $0.04 million for the three months ended March 31, 2014. We had a net loss of $0.28 million for the three months ended March 31, 2015, partially offset by the deferred income provision of $0.13 million and bad debt expense of $0.04 million. The increase in accounts receivable of $0.42 million was more than offset by the increases of $0.32 million in accounts payable and accrued expenses, deferred revenue of $0.19 million and advances from clients of $0.26 million. These increases resulted in net cash provided by operations of $0.25 million.

Recent Accounting Pronouncements

The Company has assessed all newly issued accounting pronouncements released during the three months ended March 31, 2015 and through the date of this filing, and has found none of them will have a material impact on the Company’s financial statements when or if adopted.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

We do not have a seasonal business cycle. Our operating results are generally derived evenly throughout the calendar year.

Subsequent Event

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent event is identified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2015, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources on our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 1A. Risk Factors

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in our Registration Statement on Form S-1 for the fiscal year ended December 31, 2014 and 2013 (the “Registration Statement”), our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, and our consolidated financial statements and related notes included in Item 1 of Part I of this report.  Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Loan Agreement between the Company and a lender dated December 1, 2014;
10.2	Lease Agreement dated December 1, 2014.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 26, 2015

AMERICAN EDUCATION CENTER, INC.

	By:	/s/ Hinman Au
Hinman Au
Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Max Chen
Max Chen
President, Chairman, Chief Financial Officer and Secretary
(Co-Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Loan Agreement between the Company and a lender dated December 1, 2014;
10.2	Lease Agreement dated December 1, 2014.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

