Form 10-Q
period 2015-06-30
AMERICAN EDUCATION CENTER, INC.
filed 2015-08-14
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-201029

AMERICAN EDUCATION CENTER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	38-3941544 (I.R.S. Employer Identification No.)

17 Battery Place, Suite 300, New York, NY (Address of Principal Executive Offices)	10004 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,000,000 as of August 14, 2015.

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

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash (Note2)	$222,815	$82,572
Accounts receivable, net of allowance for doubtful accounts of $74,665 at June 30, 2015 (Note 2)	671,980	-
Deferred income taxes, net of valuation allowance of $37,021 at June 30, 2015 (Notes 2 and 10)	37,021	131,672

Total current assets	931,816	214,244

Noncurrent assets:
Security deposit (Note 4)	306,683	306,683

TOTAL ASSETS	$1,238,499	$520,927

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$433,831	$35,318
Deferred revenue (Note 5)	181,149	112,029
Advances from clients (Note 6)	81,725	-
Loan from stockholder (Note 7)	88,551	88,551
Deferred rent	13,318	-

Total current liabilities	798,574	235,898

Noncurrent liabilities:
Deferred rent	77,147	24,326
Long-term loan (Note 8)	295,579	295,579

Total liabilities	1,171,300	555,803

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized; 21,000,000 shares issued and outstanding, at June 30, 2015 and December 31, 2014	21,000	21,000
Additional paid-in capital	189,000	189,000
(Deficit)	(142,801)	(244,876)

Total stockholders' equity (deficit)	67,199	(34,876)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,238,499	$520,927

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues (Note 2)	$1,650,061	$412,082	$2,324,104	$907,580

Costs and expenses:
Consulting services	574,004	553,508	904,994	747,238
Application fees	13,475	5,520	23,660	5,520
General and administrative	692,080	98,115	1,169,478	182,664

Total costs and expenses	1,279,559	657,143	2,098,132	935,422

Income (loss) from operations	370,502	(245,061)	225,972	(27,842)
Other income	946	15,500	1,306	20,500

Income (loss) before (benefit from) provision for income taxes	371,448	(229,561)	227,278	(7,342)
(Benefit from) provision for income taxes	(6,469)	(103,349)	125,203	(324)

Net income (loss)	$377,917	$(126,212)	$102,075	$(7,018)

Earnings (loss) per share - basic and diluted	$0.02	$(0.01)	$0.00	$(0.00)

Weighted average shares outstanding, basic and diluted	21,000,000	10,563,000	21,000,000	10,563,000

See accompanying notes to consolidated financial statements.

5

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2015

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Deficit	Total

Balance-December 31, 2014	21,000,000	$21,000	$189,000	$(244,876)	$(34,876)
Net income	-	-	-	102,075	102,075

Balance-June 30, 2015-unaudited	21,000,000	$21,000	$189,000	$(142,801)	$67,199

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$102,075	$(7,018)
Deferred income taxes	94,651	(2,327)
Deferred rent expense	66,139	24,000
Bad debt expense	74,665	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(746,645)	-
(Increase) in other receivable	-	(20,000)
(Increase) in prepaid rent	-	(13,554)
(Increase) in security deposit	-	(40,662)
Increase in accounts payable	398,513	50
Increase in deferred revenue	69,120	5,189
Increase in advances from clients	81,725	-

Net cash provided by (used in) operating activities	140,243	(54,322)

Net change in cash	140,243	(54,322)
Cash, beginning of period	82,572	140,513

Cash, end of period	$222,815	$86,191

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$1,953

Cash paid for interest	$16,570	$-

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the six months ended june 30, 2015 and 2014

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

The Company’s primary goal is to build upon the concept of “one-stop comprehensive services” for international students, educators, and institutions. The Company has been devoted to international education exchanges, by providing educational and career enrichment opportunities for students, teachers, and educational institutions between China and the United States. The Company currently provides admission, visa, housing and other consulting services to Chinese students wishing to study in the United States. The Company also provides exchange and placement services for qualified United States educators to teach in China. The Company also provides consulting services, including assistance with visas, housing, etc., for employees coming to the United States to work for multi-national companies with operations here.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the six months ended june 30, 2015 and 2014

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

The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiary, AEC New York. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if required. On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on history of past write-offs and collections, when necessary. As of June 30, 2015, the Company provided an allowance for doubtful accounts of $74,665 and recognized bad debt expense in the same amount.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the six months ended june 30, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

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

Concentration of Credit and Business Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for the total of substantially all depository accounts. At June 30, 2015, the Company had cash balances in excess of Federally insured limits of approximately $66,000. The Company performs ongoing evaluation of the financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

The following table represents certain information about the Company’s major customers which individually accounted for more than 10% of the Company’s gross revenue during the six months ended:

Six Months Ended June 30, 2015

	Amount	Percent	Accounts Receivable

Customer 1	$402,050	17.4%	$160,000
Customer 2	$320,000	13.8%	$35,245
Customer 3	$310,000	13.4%	-
Customer 4	$300,000	13.0%	$300,000

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the six months ended june 30, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit and Business Risk (continued)

Six Months Ended June 30, 2014

	Amount	Percent	Accounts Receivable

Customer 5*	$280,000	30.9%	$-
Customer 6	$138,720	15.3%	$-

*Harvard Management Associates, Inc. (“HMA”), an affiliate wholly owned by the Company’s President/Chairman/Chief Financial Officer/Secretary (see Note 7).

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At June 30, 2015, the Company has established a 50% valuation allowances against its deferred tax asset, principally for operating losses, due to the uncertainty in realizing the benefit. At June 30, 2015, the Company had none unused operating losses expiring through 2034.

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2015 and December 31, 2014, the Company does not have a liability for any unrecognized tax benefits.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the six months ended june 30, 2015 and 2014

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, accounts payable and accrued expenses, loan from stockholder and advances from clients. As of June 30, 2015 and December 31, 2014, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

FOr the six months ended june 30, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share,. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted shares outstanding are the same for the three and six months ended June 30, 2015 and 2014, because the Company had no common stock equivalents.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has assessed all newly issued accounting pronouncements released during the six months ended June 30, 2015 and through the date of this filing, and has found none of them will have a material impact on the Company’s financial statements when or if adopted.

4.	SECURITY DEPOSITS

The Company leases two offices from third parties, expiring in 2016 and 2025 respectively. The Company has security deposits with the landlords of $306,683.

5.	DEFERRED REVENUE

In 2014, the Company discontinued utilizing the refund provisions in its consulting agreements and recognizes deferred revenue based on completion of the services. The deferred revenue at June 30, 2015 and December 31, 2014 was $181,149 and $112,029, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the six months ended june 30, 2015 and 2014

6.	ADVANCES FROM CLIENTS

The services for H1B visas require prepayment by the Company which has been shown as advances from clients on the balance sheets. When the application for the visa is submitted, the Company recognizes $2,000 of the advance as revenue which is non-refundable. The balance of the advance received will be recognized as revenue when the visa application is accepted. If the visa application is not accepted, the remaining advance will be refunded. For the three and six months ended June 30, 2015 and 2014, the Company refunded approximately $128,000, $128,000, $0, and $0, respectively of these advances with the remaining balance still subject to refund.

7.	RELATED-PARTY TRANSACTIONS

The loan from stockholder represents an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. The loan is due on demand.

The Company leased office space under a month to month arrangement from a third party commencing October 2013 at a monthly rental of approximately $1,700, which was paid by Harvard Management Associates, Inc. (“HMA”), an affiliate wholly owned by the Company’s President/Chairman/Chief Financial Officer/Secretary. The related payable of $0 and $4,950 at June 30, 2015 and December 31, 2014, respectively, is included in accounts payable and accrued expenses. Rent expense under these related leases was approximately $0, $0, $5,000 and $5,000 for the three and six months ended June 30, 2015 and 2014, respectively.

The Company has accounts receivable from HMA of $45,900 and accounts payable to HMA of $4,500 as of June 30, 2015. The Company has offset the payable resulting in a net of accounts receivable due from HMA of $41,400 as of June 30, 2015. The Company received revenue from HMA of $0, $0, $130,000, and $280,000 for the three and six months ended June 30, 2015 and 2014, respectively.

The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in Columbia International College, Inc. (“CIC”). The Company paid $5,000 of tuition fees to CIC during the three and six months ended June 30, 2014.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the six months ended june 30, 2015 and 2014

8.	LONG-TERM LOAN

On December 1, 2014, an unrelated thirty party loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. The Company did not pay the interest for the three months ended March 31, 2015 which made the loan in default. An amendment to the loan agreement was issued on June 22, 2015 which changed the commencement date for the first payment to July 1, 2015 and waived the default. The Company paid interest expense for the first and second quarter at the end of June, 2015. Interest expense for the three and six months ended June 30, 2015 and 2014 was $7,949, $16,570, $0, and $0, respectively.

9.	LEASE COMMITMENTS

In March 2014, the Company entered into to a lease for office space with an unrelated third party. This lease agreement requires a monthly rental of $13,554 and expires on May 31, 2016. In December 2014, the Company entered into another lease for office space with an unrelated party. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was changed and commenced on March 1, 2015 and the Company received two months of free rent. The lease has been straight-lined for financial statement purposes which created deferred rent as shown on the balance sheets. This lease agreement requires a monthly rental of $29,558 and expires on July 31, 2024. Rent expense was approximately $69,000, $141,000, $38,000, and $51,000 for the three and six months ended June 30, 2015 and 2014, respectively.

Future minimum lease commitments for the above leases are as follows:

Year Ending December 31,	Amount

2015	$493,980
2016	472,674
2017	408,789
2018	408,789
2019	408,789
2020 and thereafter	2,282,407

Total	$4,475,428

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the six months ended june 30, 2015 and 2014

10.	Income taxes

The components of deferred tax assets at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014

Deferred revenue	$-	$50,233
Deferred rent	40,563	-
Accounts receivable allowance	33,479	-
Net operating loss carry forwards	-	81,439
Less: valuation allowance	(37,021)	-

	$37,021	$131,672

The Company has established a 50% valuation allowance against the deferred tax assets at June 30, 2015 due to the uncertainty of realizing the full tax benefits.

The provision for income taxes for the three and six months ended June 30, consists of the following:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2015	2014	2015	2014

Current	$30,552	$(28,916)	$30,552	$2,003
Deferred	(37,021)	(74,433)	94,651	(2,327)

Total	$(6,469)	$(103,349)	$125,203	$(324)

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

FOr the six months ended june 30, 2015 and 2014

10.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate for the six months ended June 30 is as follows:

	2015	2014

Tax at federal statutory rate	34.0%	(34.0)%
State and local taxes, net of federal benefit	10.8	(10.8)
Valuation allowance	57.2	0.0
Deferred tax assets-deferred rent	12.4	0.0
Deferred tax assets-accounts receivable allowance	14.5	0.0
Net operating loss carry forwards	(73.8)	0.0
Other	0.0	0.5

Provision for income taxes	55.1%	(44.3)%

11.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through August 11, 2015, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Description of Business

American Education Center Inc. was incorporated in Nevada (“AEC Nevada”) in May 2014 as a holding company. AEC Nevada, together with its wholly owned subsidiary, is referred to as the “Company.” The Company is a provider of international education exchange and education-related consulting services, through its wholly owned subsidiary, American Education Center Inc., incorporated in the state of New York in 1999 (“AEC New York”).

AEC New York was approved and licensed by the Education Department of the state of New York in 2003 to engage in education consulting service between the U.S. and China. For fifteen years, AEC New York has devoted itself to international education exchange between China and the United States, by providing education and career enrichment opportunities for students, teachers, and educational institutions from both countries.

Currently, we primarily provide four types of services: Students Services, Educator Placements, Institution Services, as well as Executive Services. Services to our clients are provided through the Company’s principal executive office in New York, NY, and the three local representative offices in China - Nanjing and Chengdu, as well as a recently opened one in Hangzhou. We plan to open more representative offices in China in the future. Our representative offices are registered with their respective local administrations of industry and commerce effective from August 12, 2014 to August 12, 2019, from February 17, 2014 to February 26, 2019, and from June 1, 2015 to February 12, 2018 respectively. The Company entered into cooperation contracts with business partners in Jiangxi, Shanghai and Shenzhen on May 29, 2014, June 10, 2014 and May 7, 2014, respectively, allowing our business partners to set up representative offices bearing the name of America Education Center in each of these locations. However, as of the date of this quarterly report, we have not yet set up representative offices in Jiangxi, Shanghai or Shenzhen, nor have we registered with local authorities to operate our businesses in these locations.

Our Student Services provide guidance and consulting services to help our customers throughout their application and admission process and during their study and also help them find internship and other career opportunities in the United States. The Company categorizes this service into three programs: academic, life and career. Our academic program focuses on providing admission services, English as a Second Language (ESL) training program, the Elite 100 program, and University Placement Services (UPS) for Chinese students to study in the U.S. Our life program offers consulting services, including personalized VIP service, to assist our Chinese customers to settle down in the U.S. so they can focus effectively on their studies. The Company will refer its customers to the Company’s business partners in the U.S. to assist the customers with purchasing real estate properties, understanding financial management and investment, buying insurance and starting businesses. Our Career Program focuses on assisting clients to improve their career development by identifying internship and work opportunities that are suitable to their educational background and experience level.

Our Educator Placement Program is designed to meet the increasing demands for foreign teachers in both the U.S. and China. Our program helps teachers in the U.S. or China who plan to gain experience in another country find the most suitable positions. We also recruit and place native English speaking teachers for our clients and business partners in China, and recruit and place Chinese-speaking teachers in U.S. educational institutions.

Our Institution Services Program is mainly focused on providing recruiting and consulting services to U.S. schools, colleges and universities to enroll students from China.

Our University Pathway Program (UPP) was established in 2008 and has been offering consulting services to various U.S. universities to enroll qualified international students to such universities and explore possible collaborations with selected universities in China. For our Student Exchange Programs, we recruit and enroll Chinese students in U.S. educational institutions for Exchange Programs (students still finish their diploma in China). As part of these programs, we have engaged St. Peter’s University to serve as a Chinese education consultant since they are more experienced in Student Exchange Programs.

Pursuant to our Executive Services program, we also provide services to our clients whose executives are moving to the U.S. for work. We assist them in all aspects of relocation as well as their preparation for visa applications.

Prior to December 31, 2013, in certain cases, we collected our service fees in advance from clients. If we were not successful in all of the promised services, these fees were refundable. Accordingly, until all the promised work was completed successfully, these fees were shown as deferred revenue. Commencing in 2014, in order to better manage our company financially, we changed our policy. We now have discontinued utilizing the refund provisions in our consulting agreements and recognize deferred revenue based on completion of the service. The Company offers a limited refund policy to students who have received consulting services regarding their H1B visas. Services for H1B consulting are prepaid. A portion (in an amount of $2,000) of such prepayment is non-refundable once the filing for the visa is prepared by the Company. If the visa application is accepted, the remaining prepayment will be recognized as revenue, if not, the remaining prepayment is refunded.

Opportunities

We intend to expand our business as follows, although there is no guarantee that we will carry out our growth strategy as expected:

•	Organic Growth

We plan to organize our sales efforts to create organic growth from existing clients. From our existing client base, we will provide the highest level of individual services to help our clients in any way to have a smooth transition to the U.S., including visa consulting services, travel guides, life advice, investment consulting and other services.

•	Relationships

Through 15 years of continuous growth, we have built significant industry credibility and a solid reputation, which enables us to partner with quality third-party businesses in providing services to our clients when needed, which provides quality services efficiently and at a competitive cost. These relationships enable us to operate at a competitive cost, while keeping our core business competitive.

•	Online Service Development

The Internet allows people to gain access to online resources and services without the limitation of location and time, and providing services over the Internet often increases the revenue for many companies. We are developing our own web-based products to better reach and serve additional customers who would otherwise not benefit from our services, while we continue to expand our business network through our institutional clients.

Results of Operation

Below we have included a discussion of our operating results and material changes in the periods covered by this Form 10-Q periodic report. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the extent of expenses required in using consulting services from third-parties. Our student population varies as a result of new enrollments and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses.

For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our Registration Statement on Form S-1 filed with the SEC on December 18, 2014, as amended.

The following table sets forth information from our statements of operations for the three months and six months period ended June 30, 2015 and 2014:

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues (Note 2)	$1,650,061	$412,082	$2,324,104	$907,580

Costs and expenses:
Consulting services	574,004	553,508	904,994	747,238
Application fees	13,475	5,520	23,660	5,520
General and administrative	692,080	98,115	1,169,478	182,664

Total costs and expenses	1,279,559	657,143	2,098,132	935,422

Income (loss) from operations	370,502	(245,061)	225,972	(27,842)

Other income	946	15,500	1,306	20,500

Income (loss) before (benefit from) provision for income taxes	371,448	(229,561)	227,278	(7,342)

(Benefit from) provision for income taxes	(6,469)	(103,349)	125,203	(324)

Net income (loss)	$377,917	$(126,212)	$102,075	$(7,018)

Earnings (loss) per share - basic and diluted	$0.02	$(0.01)	$0.00	$(0.00)

Weighted average shares outstanding, basic and diluted	21,000,000	10,563,000	21,000,000	10,563,000

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

Revenues from educational programs, executive services, and consulting services for the three month period ended June 30, 2015 were $1.65 million, representing an increase of $1.24 million or 300% from the three months period ended June 30, 2014. The growth was mainly driven by the increase in the number of clients engaging our executive services, student services and institutional services from China due to the expansion of our business and enhancement of our education content in addition to deferred revenue being recognized as revenue in the three months ended June 30, 2015. Our revenue of $1.65 million consisted of parent services of $0.04 million, student VIP-services of $0.21 million, and executive services of $1.40 million.

Consulting Services

Consulting services were part of our costs and expenses. We retain unrelated third parties to provide us with consulting services. For the three-month period ended June 30, 2015, this item was $0.57 million, representing an increase of $0.02 million or 3.6% from the three months period ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, bad debt expense, interest expense, marketing, advertising and promotion, as well as fees for professional services and commission fees. Our general and administrative expenses were $0.69 million for the three months ended June 30, 2015, and $0.10 million for the three months ended June 30, 2014, an increase of $0.59 million or 590%. The increase in general and administrative expenses is primarily attributable to the expansion of our business and an increase in the professional fees, which consisted of an increase of $0.61 million in professional fees, $0.27 million in commission fees, $0.02 million in payroll expenses, and a $0.12 million of rent expense. In addition, during the three months ended June 30, 2015, we recorded bad debt expense of $0.03 million due to the uncertainty of collection from one of our customers.

Income taxes

Income taxes for the three months ended June 30, 2015 relate principally to the creation of a 50% valuation allowance for deferred tax assets principally for operating losses, due to the uncertainty in realizing the full tax benefits. The provision for taxes for the three months ended June 30, 2014 principally relates to Federal, state and local income taxes and the deferred tax expense related to deferred revenue.

Net Income

As a result of the foregoing, we had net income attributable to the Company and its subsidiaries of $0.38 million, or earnings of $0.02 per share basic and diluted, for the three months ended June 30, 2015, as compared to net loss of $0.13 million, or a loss per share of $0.01 per share basic and diluted for the three months ended June 30, 2014. Our net income increase was primarily attributable to a significant increase in revenues, offset by an increase in general and administrative costs and expenses.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

Revenues from educational programs, executive service, and consulting services for the six months ended June 30, 2015 were $2.32 million, an increase of $1.41 million from $0.91 million for the six months ended June 30, 2014. The growth was mainly driven by the increase in the number of clients engaging our student services and institutional services from China due to the expansion of our business and enhancement of our education content, in addition to deferred revenue being recognized as revenue in the three months ended June 30, 2015. Our revenue of $2.32 million consisted of parent service of 0.08 million, student VIP-service of $0.39 million, and executive service revenue to the Company of $1.85 million.

Consulting Services

Consulting services were part of our costs and expenses. We retain unrelated third parties to provide us with consulting services. For the six-month period ended June 30, 2015, this item was $0.90 million, representing an increase of $0.16 million or 21.1% from the six months period ended June 30, 2014. The increase in consulting services is primarily attributable to the increase in the demand of our services, which in turn increase the need for consulting services.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, bad debt expense, interest expense, marketing, advertising and promotion, as well as fees for professional services and commission fees. Our general and administrative expenses were $1.17 million for the six months ended June 30, 2015, and $0.18 million for the six months ended June 30, 2014, an increase of $0.99 million or 540%. The increase in general and administrative expenses is primarily attributable to an increase of $0.5 million of commission fees, $0.12 million of professional fees, and a $0.17 million of rent expense. In addition, during the six months ended June 30, 2015, we recorded bad debt expense of $0.07 million due to the uncertainty of collection from one of our customers.

Income taxes

Income taxes for the six months ended June 30, 2015 relate principally to the creation of a valuation allowance for deferred tax assets principally for operating losses, due to the uncertainty in realizing the full tax benefits. The provision for taxes for the six months ended June 30, 2014 principally relates to Federal, state and local income taxes and the deferred tax expense related to deferred revenue.

Net Income

As a result of the foregoing, we had net income attributable to the Company and its subsidiaries of $0.10 million, or earnings $0.00 per share basic and diluted, for the six months ended June 30, 2015, as compared to net loss of $0.01 million, or a loss of $0.00 per share basic and diluted for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our current assets primarily consist of cash and cash equivalents, accounts receivable net of allowance for doubtful accounts and deferred income taxes net of valuation allowance. We do not have inventory.

As of June 30, 2015, we had a positive working capital of $0.13 million, an increase of $0.15 million or 715% from a working capital deficiency of $0.02 million as of December 31, 2014. The increase in working capital is primarily attributable to the increase in our accounts receivable, more than offset by the increase in our accounts payable and accrued expenses, and advances from clients. We have historically funded our working capital needs with cash flow from operations. The increase in our accounts receivable is primarily attributable to the implementation of our business plan leading to increase demand for our consulting services in addition to, more consulting services being completed, in the three-months period ended June 30, 2015. Our working capital requirements are influenced by the level of our operations and we believe we have sufficient working capital to fund our planned operating and capital requirements for at least the next 12 months, as we expect an increase in our services in the next few quarters, receiving proceeds from offering our registered shares.

As of June 30, 2015, we had cash and cash equivalent of $0.22 million, an increase of $0.14 million or 175% from $0.08 million as of December 31, 2014, mainly due to deferred revenue being recognized as revenue (upon completion of the services) and advances paid by clients for visa services.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$102,075	$(7,018)
Deferred income taxes	94,651	(2,327)
Deferred rent expense	66,139	24,000
Bad debt expense	74,665	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(746,645)	-
(Increase) in other receivable	-	(20,000)
(Increase) in prepaid rent	-	(13,554)
(Increase) in security deposit	-	(40,662)
Increase in accounts payable	398,513	50
Increase in deferred revenue	69,120	5,189
Increase in advances from clients	81,725	-

Net cash provided by (used in) operating activities	140,243	(54,322)

Net change in cash	140,243	(54,322)
Cash, beginning of period	82,572	140,513

Cash, end of period	$222,815	$86,191

Cash flow in Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $0.14 million, compared to net cash used in operating activities of $0.05 million for the six months ended June 30, 2014. We had a net income of $0.10 million for the six months ended June 30, 2015, plus a deferred income tax provision of $0.09 million and bad debt expense of $0.07 million. The increase in accounts receivable of $0.75 million was more than the offset by the increases of $0.40 million in accounts payable and accrued expenses, deferred revenue of $0.07 million and advances from clients of $0.08 million. These increases resulted in net cash provided by operations of $0.14 million.

Critical Accounting Policies

Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Post Effective Amendment No. 2 to Form S-1, effective July 22, 2015. There have not been material changes to the critical accounting policies previously disclosed in that registration statement.

The Company has assessed all newly issued accounting pronouncements released during the three months ended June 30, 2015 and through the date of this filing, and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

Other than our H1B consulting service, we do not have a seasonal business cycle. Because the great majority of H1B applications are filed under the annual H1B quota cap system, the majority of our H1B related consulting services is provided to clients prior to April 1, and until the time when the quota cap for such year is fulfilled, typically sometime in April or the near future. Otherwise, our operating results from other business segments are generally derived evenly throughout the calendar year.

Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements and no subsequent events were identified that required adjustment to a disclosure in the consolidated financial statements.

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

As of June 30, 2015, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

ITEM 1A. RISK FACTORS

During the three and six months ended June 30, 2015, there were no material changes to the risk factors previously disclosed in the “Risk Factors” Section in our Post Effective Amendment No. 2 to Form S-1, effective July 22, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not made any issuance of unregistered securities in the period covered by this Form 10-Q.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2015

AMERICAN EDUCATION CENTER, INC.

	By:	/s/ Hinman Au
Hinman Au
Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Max Chen
Max Chen
President, Chairman, Chief Financial Officer and Secretary
(Co-Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

