Form 10-Q
period 2015-09-30
AMERICAN EDUCATION CENTER, INC.
filed 2015-11-16
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-201029

AMERICAN EDUCATION CENTER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	38-3941544 (I.R.S. Employer Identification No.)

17 Battery Place, Suite 300, New York, NY (Address of Principal Executive Offices)	10004 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,000,000 as of November 16, 2015.

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

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current assets:
Cash (Note2)	$160,361	$82,572
Accounts receivable (Note 2)	796,667	-
Deferred income taxes, net of valuation allowance of $40,608 at June 30, 2015 (Notes 2 and 10)	40,608	131,672

Total current assets	997,636	214,244

Noncurrent assets:
Security deposit (Note 4)	306,683	306,683

TOTAL ASSETS	$1,304,319	$520,927

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$481,262	$35,318
Deferred revenue (Note 5)	461,148	112,029
Advances from clients (Note 6)	9,050	-
Prepaid stock subscriptions (Note 7)	51,836	-
Loan from stockholder (Note 8)	88,551	88,551
Deferred rent	9,970	-

Total current liabilities	1,101,817	235,898

Noncurrent liabilities:
Deferred rent	90,671	24,326
Long-term loan (Note 9)	295,579	295,579

Total liabilities	1,488,067	555,803

Stockholders’ (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized; 21,000,000 shares issued and outstanding, at September 30, 2015 and December 31, 2014	21,000	21,000
Additional paid-in capital	189,000	189,000
(Deficit)	(393,748)	(244,876)

Total stockholders' (deficit)	(183,748)	(34,876)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,304,319	$520,927

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues (Note 2)	$2,259,437	$761,660	$4,583,541	$1,669,240

Costs and expenses:
Consulting services	1,918,936	278,837	2,823,930	1,026,075
Application fees	4,898	3,505	28,558	9,025
General and administrative	634,141	72,424	1,803,619	255,088

Total costs and expenses	2,557,975	354,766	4,656,107	1,290,188

(Loss) income from operations	(298,538)	406,894	(72,566)	379,052
Other income	(361)	(20,500)	945	0

(Loss) income before (benefit from) provision for income taxes	(298,899)	386,394	(71,621)	379,052
(Benefit from) provision for income taxes	(47,952)	165,009	77,251	164,685

Net (Loss) income	$(250,947)	$221,385	$(148,872)	$214,367

(Loss) earnings per share - basic and diluted	$(0.01)	$0.02	$(0.01)	$0.02

Weighted average shares outstanding, basic and diluted	21,000,000	10,563,000	21,000,000	10,563,000

See accompanying notes to consolidated financial statements.

5

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Deficit	Total

Balance-December 31, 2014	21,000,000	$21,000	$189,000	$(244,876)	$(34,876)
Net (loss)	-	-	-	(148,872)	(148,872)

Balance-September 30, 2015-unaudited	21,000,000	$21,000	$189,000	$(393,748)	$(183,748)

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(148,872)	$214,367
Shares issued for compensation	-	14,550
Deferred income taxes	91,064	158,708
Deferred rent expense	76,315	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(796,667)	-
(Increase) in prepaid expense	-	(713)
(Increase) in security deposit	-	(40,662)
Increase in accounts payable	445,944	73,609
Increase in deferred revenue	349,119	(353,956)
Increase in advances from clients	9,050	-

Net cash provided by operating activities	25,953	65,903

Cash flows from financing activities:
Proceeds from prepaid stock subscriptions	51,836	-

Net cash provided by financing activities	51,836	-

Net change in cash	77,789	65,903
Cash, beginning of period	82,572	140,513

Cash, end of period	$160,361	$206,416

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$24,519	$-

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the NINE months ended SEPTEMBER 30, 2015 and 2014

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

The Company’s primary goal is to build upon the concept of “one-stop comprehensive services” for international students, educators, and institutions. The Company has been devoted to international education exchanges, by providing educational and career enrichment opportunities for students, teachers, and educational institutions between China and the United States. The Company currently provides admission, visa, housing and other consulting services to Chinese students wishing to study in the United States. The Company also provides exchange and placement services for qualified United States educators to teach in China. The Company also provides localization consulting services which are for employees coming to the United States to work for multi-national companies with operations here.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the NINE months ended SEPTEMBER 30, 2015 and 2014

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if required. On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on history of past write-offs and collections, when necessary. As of September 30, 2015, the Company considers all accounts receivable to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the NINE months ended SEPTEMBER 30, 2015 and 2014

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

Concentration of Credit and Business Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for the total of substantially all depository accounts. At September 30, 2015, the Company had no cash balances in excess of Federally insured limits. The Company performs ongoing evaluation of the financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

The following table represents certain information about the Company’s major customers which individually accounted for more than 10% of the Company’s gross revenue during the nine months ended:

Nine Months Ended September 30, 2015
	Amount	%	Accounts Receivable	%

Customer 1	$825,050	18.0%	$210,000	26.3%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the NINE months ended SEPTEmber 30, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit and Business Risk (continued)

Nine Months Ended September 30, 2014
	Amount	%	Accounts Receivable	%

Customer 2*	$380,000	22.8%	$-	-

*Harvard Management Associates, Inc. (“HMA”), an affiliate wholly owned by the Company’s President/Chairman/Chief Financial Officer/Secretary (see Note 7).

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. At September 30, 2015, the Company has established a 50% valuation allowance against its deferred tax asset, principally for operating losses, due to the uncertainty in realizing the benefit. At September 30, 2015, the Company had approximately $181,000 of unused operating losses expiring through 2035.

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of September 30, 2015 and December 31, 2014, the Company does not have a liability for any unrecognized tax benefits.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the NIne months ended September 30, 2015 and 2014

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, accounts payable and accrued expenses, loan from stockholder and advances from clients. As of September 30, 2015 and December 31, 2014, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

FOr the nine months ended september 30, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted shares outstanding are the same for the three and nine months ended September 30, 2015 and 2014, because the Company had no common stock equivalents.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has assessed all newly issued accounting pronouncements released during the nine months ended September 30, 2015 and through the date of this filing, and has found none of them will have a material impact on the Company’s financial statements when or if adopted.

4.	SECURITY DEPOSITS

The Company leases two offices from third parties, expiring in 2016 and 2025 respectively. The Company has security deposits with the landlords of $306,683.

5.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes deferred revenue when the services have be rendered. The deferred revenue at September 30, 2015 and December 31, 2014 was $461,148 and $112,029, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the NINe months ended september 30, 2015 and 2014

6.	ADVANCES FROM CLIENTS

The services for H1B visas require prepayment to the Company which has been shown as advances from clients on the balance sheets. When the application for the visa is submitted, the Company recognizes $2,000 of the advance as revenue which is non-refundable. The balance of the advance received will be recognized as revenue when the visa application is accepted. If the visa application is not accepted, the remaining advance will be refunded. For the three and nine months ended September 30, 2015 and 2014, the Company refunded approximately $82,000, $261,000, $0, and $0, respectively of these advances. At September 30, 2015, advances from clients for 2014 H1B visa applications was fully refunded. Advances from clients for 2015 H1B visa application is still subject to refund.

7.	PREPAID STOCK SUBSCRIPTIONS

The Company currently has an effective Form S-1 for the sale of up to 9,000,000 shares of the Company’s common stock at $0.01 per share. As of September 30, 2015, the Company received $51,836 for the sale of 5,183,600 shares of common stock, which is shown as prepaid stock subscriptions in the consolidated balance sheet (see Note 13).

8.	RELATED-PARTY TRANSACTIONS

The loan from stockholder represents an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. The loan is due on demand.

The Company leased office space under a month to month arrangement from a third party commencing October 2013 at a monthly rental of approximately $1,700, which was paid by Harvard Management Associates, Inc. (“HMA”), an affiliate wholly owned by the Company’s President/Chairman/Chief Financial Officer/Secretary. The related payable of $0 and $4,950 at September 30, 2015 and December 31, 2014, respectively, is included in accounts payable and accrued expenses. Rent expense under this related lease was approximately $0, $0, $5,000 and $5,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

The Company has no receivable or payable with HMA as of September 30, 2015. The Company received revenue from HMA of $26,000, $26,000, $100,000, and $380,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in Columbia International College, Inc. (“CIC”). The Company paid $0, and $5,000 of tuition fees to CIC during the three and nine months ended September 30, 2014, respectively. The Company received $80,000 of commission revenue from CIC during the three and nine months ended September 30, 2015.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the NIne months ended september 30, 2015 and 2014

9.	LONG-TERM LOAN

On December 1, 2014, an unrelated thirty party loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. The Company did not pay the interest for the three months ended March 31, 2015 which made the loan in default. An amendment to the loan agreement was issued on June 22, 2015 which changed the commencement date for the first payment to July 1, 2015 and waived the default. The Company paid the interest for the first, second, and third quarter at the end of September, 2015. Interest expense for the three and nine months ended September 30, 2015 and 2014 was $7,949, $24,519, $0, and $0, respectively.

10.	LEASE COMMITMENTS

In March 2014, the Company entered into to a lease for office space with an unrelated third party. This lease agreement requires a monthly rental of $13,554 and expires on May 31, 2016. In December 2014, the Company entered into another lease for office space with an unrelated party. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was changed and commenced on March 1, 2015 and the Company received two months of free rent. The lease has been straight-lined for financial statement purposes which created deferred rent as shown on the balance sheets. This lease agreement requires a monthly rental of $29,558 and expires on July 31, 2025. Rent expense was approximately $153,000, $381,000, $44,000, and $83,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

Future minimum lease commitments for the above leases are as follows:

Year Ending December 31,	Amount

2015	$372,942
2016	431,112
2017	369,621
2018	378,862
2019	388,333
2020 and thereafter	2,524,337

Total	$4,465,207

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the nine months ended September 30, 2015 and 2014

11.	Income taxes

The components of deferred tax assets at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014

Deferred revenue	$-	$50,233
Net operating loss carry forwards	81,216	81,439
Less: valuation allowance	(40,608)	-

	$40,608	$131,672

The Company has established a 50% valuation allowance against the deferred tax assets at September 30, 2015 due to the uncertainty of realizing the full tax benefits.

The provision for income taxes for the three and nine months ended September 30, consists of the following:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2015	2014	2015	2014

Current	$(44,365)	$3,974	$(13,813)	$5,977
Deferred	(3,587)	161,035	91,064	158,708

Total	$(47,952)	$165,009	$77,251	$164,685

The Company’s tax returns are subject to examination by the Federal, State and City taxing authorities. The 2012, 2013 and 2014 tax years are open and subject to examination by the taxing authorities. The Company is not currently under examination nor have they been notified by the authorities.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the Nine months ended september 30, 2015 and 2014

11.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate for the three and nine months ended September 30 is as follows:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2015	2014	2015	2014

Tax at federal statutory rate	(34.0)%	34.0%	(34.0)%	34.0%
State and local taxes, net of federal benefit	(10.8)	10.8	(10.8)	10.8
Valuation allowance	44.8	0.0	44.8	0.0
Other	0.0	(2.1)	0.0	(1.3)

Total	0%	42.7%	0%	43.5%

12.	GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s expenses continue to exceed its revenue and support which has created a deficiency in stockholders’ equity of approximately $184,000. In addition, as of September 30, 2015 the Company has a working capital deficiency of $104,000. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon its ability to generate revenue significantly in excess of its expenses to generate profitable operations. The Company has created and implemented a financial recovery plan to mitigate these risks. The plan includes implementation of a more aggressive cash collection program to address the Company’s liabilities and alleviate its cash flow constraints. The Company also created a break-even budget for the next quarter and has already made significant effort to cut non-operating expenses. The financial statements do not include any adjustments necessary, should the Company not be able to continue as a going concern.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOr the Nine months ended september 30, 2015 and 2014

13.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through November 13, 2015, which is the date the consolidated financial statements were available to be issued.

As of November 13, 2015, the Company has received advances of $38,164 for the remaining 3,816,400 shares of common stock subscriptions, at $0.01 per share, for the offering pursuant to the S-1 Registration Statement for the sale of 9,000,000 shares of the Company’s common stock.

On November 13, 2015, the Company issued options to a consultant to purchase an aggregate of 300,000 shares of its common stock for services to be rendered.

On November 13, 2015, the Company issued options to a consultant to purchase an aggregate of 100,000 shares of its common stock for services to be rendered.

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

Description of Business

American Education Center Inc. was incorporated in Nevada (“AEC Nevada”) in May 2014 as a holding company, and operates through its wholly owned subsidiary, American Education Center Inc., incorporated in the state of New York in 1999 (“AEC New York”). AEC Nevada, together with its wholly owned subsidiary AEC New York, is referred to as the “Company.” The Company is devoted to international education exchange and provides education-related consulting services such as educational and career enrichment opportunities to students, educators and educational institutions in both the PRC and the United States.

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

Our mission is to provide “one-stop comprehensive services” to international students, educators, educational institutions and corporate entities. Our services include admission applications, visa applications, accommodations and other consulting services to Chinese students who wish to study in the United States, placement services to qualified American educators to teach and live in China, as well as U.S. relocation services to employees of multi-national companies with U.S. operations.

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

Prior to December 31, 2013, in certain cases, we collected our service fees in advance from clients. If we were not successful in all of the promised services, these fees were refundable. Accordingly, until all the promised work was completed successfully, these fees were shown as deferred revenue. Commencing in 2014, in order to better manage our company financially, we changed our policy. We now have discontinued utilizing the refund provisions in our consulting agreements and recognize deferred revenue based on completion of the service. The Company offers a limited refund policy to students who have received consulting services regarding their H1B visas. Consulting services for H1B are prepaid. A portion (in the amount of $2,000) of such prepayment will become non-refundable once the Company completes preparation and files visa applications on behalf of the clients. If the visa application is accepted, the remaining prepayment will be recognized as revenue, if not, the remaining prepayment will be refunded.

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

Results of Operation

Below we have included a discussion of our operating results and material changes in the periods covered by this Form 10-Q periodic report. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the extent of expenses required in using consulting services from third parties. Our student population varies as a result of new enrollments and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and changes in expenses. The Company is working on expanding its businesses and stabilizing the sources of its revenues, as well as controlling its overhead cost.

For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our Registration Statement on Form S-1, filed with the SEC on July 22, 2015, as amended.

The following table sets forth information from our statements of operations for the three months and nine months period ended September 30, 2015 and 2014:

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues (Note 2)	$2,259,437	$761,660	$4,583,541	$1,669,240

Costs and expenses:
Consulting services	1,918,936	278,837	2,823,930	1,026,075
Application fees	4,898	3,505	28,558	9,025
General and administrative	634,141	72,424	1,803,619	255,088

Total costs and expenses	2,557,975	354,766	4,656,107	1,290,188

(Loss) income from operations	(298,538)	406,894	(72,566)	379,052
Other income (expense)	361	(20,500)	945	0

(Loss) income before (benefit from) provision for income taxes	(298,899)	386,394	(71,621)	379,052
(Benefit from) provision for income taxes	(47,952)	165,009	77,251	164,685

Net (Loss) income	$(250,947)	$221,385	$(148,872)	$214,367

(Loss) earnings per share - basic and diluted	$(0.01)	$0.02	$(0.01)	$0.02

Weighted average shares outstanding, basic and diluted	21,000,000	10,563,000	21,000,000	10,563,000

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

Revenues from educational programs, executive services, and consulting services for the three month period ended September 30, 2015 were $2.26 million, representing an increase of $1.50 million or 197% from $0.76 million in the three months period ended September 30, 2014. The growth was mainly driven by the increase in the number of clients engaging our executive services, student services and institutional services from China due to the expansion of our business and enhancement of our education content in addition to deferred revenue being recognized as revenue in the three months ended September 30, 2015. Our revenue of $2.26 million for the three months ended September 30, 2015 consisted of parent services of $0.07 million, student VIP-services of $0.29 million, and consulting revenue to Company of $1.90 million.

Consulting Services

Consulting services were part of our costs and expenses. We retain unrelated third parties to provide us with consulting services. For the three-month period ended September 30, 2015, this item was $1.92 million, representing an increase of $1.64 million or 586% from $0.28 million in the three months period ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, bad debt expense, interest expense, marketing, advertising and promotion, as well as fees for professional services and commission fees. Our general and administrative expenses were $0.63 million for the three months ended September 30, 2015, and $0.07 million for the three months ended September 30, 2014, an increase of $0.56 million or 800%. The increase in general and administrative expenses is primarily attributable to the expansion of our business and an increase in the commission fees, which consisted of an increase $0.357 million in commission fees, and $0.133 million in rent expenses. In addition, during the three months ended September 30, 2015, the increase was offset by a reversal of “bad debt expense” in the amount of $75,000.

Income taxes

Income taxes for the three months ended September 30, 2015 relate principally to the creation of a 50% valuation allowance for deferred tax assets principally for operating losses, due to the uncertainty in realizing the full tax benefits. The provision for taxes for the three months ended September 30, 2014 principally relates to Federal, state and local income taxes and the deferred tax expense related to deferred revenue.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $0.25 million, or loss of $0.01 per share basic and diluted, for the three months ended September 30, 2015, as compared to net income of $0.22 million, or an earnings per share of $0.02 per share basic and diluted for the three months ended September 30, 2014. Our net loss was primarily attributable to a significant increase in consulting services, as part of our costs and expenses.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue

Revenues from educational programs, executive service, and consulting services for the nine months ended September 30, 2015 were $4.58 million, an increase of 2.91 million or 174% from $1.67 million for the nine months ended September 30, 2014. The growth was mainly driven by an increase in the number of clients engaging our student VIP services, parent services, and an increase in demand for our institutional services from China due to the expansion of our business. Our revenue for the nine months ended September 30, 2015 of $4.58 million consisted of parent service of 0.15 million, student VIP-service of $0.68 million, and consulting revenue to the Company service of $3.75 million.

Consulting Services

Consulting services were part of our costs and expenses. We retain unrelated third parties to provide us with consulting services. For the nine-month period ended September 30, 2015, this item was $2.82 million, representing an increase of $1.79 million or 174% from $1.03 million in the nine months period ended September 30, 2014. The increase in consulting services is primarily attributable to the increase in the demand of our services, which in turn increase the need for consulting services.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, bad debt expense, interest expense, marketing, advertising and promotion, as well as fees for professional services and commission fees. Our general and administrative expenses were $1.80 million for the nine months ended September 30, 2015, and $0.26 million for the nine months ended September 30, 2014, an increase of $1.54 million or 592%. The increase in general and administrative expenses is primarily attributable to increases of $0.86 million of commission fees, $0.18 million of professional fees, interest expense of $0.025 million, and $0.30 million of rent expense.

Income taxes

Income taxes for the nine months ended September 30, 2015 relate principally to the creation of a valuation allowance for deferred tax assets principally for operating losses, due to the uncertainty in realizing the full tax benefits. The provision for taxes for the nine months ended September 30, 2014 principally relates to Federal, state and local income taxes and the deferred tax expense related to deferred revenue.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $0.15 million, or a loss of $0.01 per share basic and diluted, for the nine months ended September 30, 2015, as compared to net income of $0.21 million, or earnings of $0.02 per share basic and diluted for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our current assets primarily consist of cash and cash equivalents and accounts receivable. We do not have inventory. We have financed our operations through our revenues, and loans from our major stockholder.

As of September 30, 2015, we had a working capital deficiency of $0.104 million, an increase of $0.082 million or 373% from a working capital deficiency of $0.022 million as of December 31, 2014. The decrease in working capital deficiency is primarily attributable to the increase in our accounts payable and accrued expenses, increase in advances for stock subscription, increase in deferred revenue, offset by the increase in accounts receivable, and increase in cash and cash equivalents. We have historically funded our working capital needs with cash flow from operations. The increase in our accounts receivable was primarily attributable to the implementation of our business plan leading to increase demand for our consulting services in addition to more consulting services being completed in the three-month period ended September 30, 2015. Management plans to adopt a remediation plan for the working capital deficiency, including implementing a more aggressive cash collection program.

As of September 30, 2015, we had accounts receivable of $0.80 million, an increase of $0.80 million from December 31, 2014, mainly due to the expansion of our business since our inception in 2014.

As of September 30, 2015, we had cash and cash equivalent of $0.16 million, an increase of $0.08 million or 100% from $0.08 million as of December 31, 2014.

As of September 30, 2015, we had deferred revenue of $0.46 million, an increase of $0.35 million from December 31, 2014. The increase was mainly due to the expansion of our business, and resulting in the increase of consulting fees paid in advance for services to be performed and to be recognized as deferred revenue when the services have been rendered. See Note 2 “Revenue Recognition” and Note 5 of Financial Statement for more information.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(148,872)	$214,367
Shares issued for compensation	-	14,550
Deferred income taxes	91,064	158,708
Deferred rent expense	76,315	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(796,667)	-
(Increase) in prepaid expense	-	(713)
(Increase) in security deposit	-	(40,662)
Increase in accounts payable	445,944	73,609
Increase in deferred revenue	349,119	(353,956)
Increase in advances from clients	9,050	-

Net cash provided by operating activities	25,953	65,903

Cash flows from financing activities:
Proceeds from prepaid stock subscriptions	51,836	-

Net cash provided by financing activities	51,836	-

Net change in cash	77,789	65,903
Cash, beginning of period	82,572	140,513

Cash, end of period	$160,361	$206,416

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$24,519	$-

Cash flow in Operating Activities

Net change in cash for the nine months ended September 30, 2015 was $0.077 million, compared to net cash provided by operating activities of $0.066 million for the nine months ended September 30, 2014. We had a net loss of $0.15 million for the nine months ended September 30, 2015, plus a deferred income tax provision of $0.09 million and deferred rent expense of $0.08 million. The increases of $0.45 million in accounts payable and accrued expenses, deferred revenue of $0.35 million and advances from clients of $0.01 million were partially offset by an increase in accounts receivable of $0.80 million. These changes resulted in net change in cash of $0.077 million.

Critical Accounting Policies

Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our condensed financial statement and other disclosures included in this report. We believe that the following accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates.

Accounts Receivables

As of September 30, 2015, the Company considers all accounts receivable to be fully collectible and therefore, did not provide for an allowance for doubtful accounts. See Accounts Receivables in Note 2 of the Financial Statements for more information.

The Company has assessed all newly issued accounting pronouncements released during the three months ended September 30, 2015 and through the date of this filing, and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

Going Concern Consideration

Our auditors have issued an opinion expressing doubt as to our continuing operation as a going concern, citing our working capital deficiency during this quarter. To address this matter, the management will take several actions to provide liquidity and reduce costs and expenses going forward, including conducting a more aggressive cash collection program to address the Company’s working capital deficiency and alleviate its cash flow constraints. Our president and significant shareholder, Mr. Max P. Chen is also committed to continue his full support of the Company and the Company’s operations. Additionally, given that the management anticipates long-term revenue growth, we believe that the Company’s current capital and borrowing capabilities are adequate to cover the Company’s planned operating and capital requirements. However, the Company may have the need to obtain additional capital through loans, line of credit, or raise new capital, in which case the operating losses and negative working capital may make it difficult to obtain loans or a line of credit or raise any new capital and any such capital raised (if any) may result in significant dilution to existing stockholders.

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

Subsequent Events

The Company has evaluated subsequent events through the issuance of the consolidated financial statements through November 13, 2015, which is the date the consolidated financial statements were available to be issued. As of November 13, 2015, the Company has received advances of $38,164 for the remaining 3,816,400 shares of common stock subscriptions, at $0.01 per share, for an offering registered on a Registration Statement on Form S-1 regarding an aggregate of 9,000,000 shares of the Company’s common stock.

On November 13, 2015, we issued options to purchase in an aggregate up to 300,000 shares of our common stock to a consultant. Options for 100,000 shares of our common stock will vest on July 1, 2015 and expire on June 30, 2021 for an exercise price of $1.00 per share. Options for another 100,000 shares of our common stock will vest on July 1, 2016 and expire on June 30, 2022 for an exercise price of $2.00 per share. Options for the remaining 100,000 shares of our common stock will vest on July 1, 2017 and expire on June 30, 2023 for an exercise price of $3.00 per share.

On November 13, 2015, we issued options to purchase in an aggregate up to 100,000 shares of common stock to a consultant. Options for the first 40,000 shares of our common stock will vest on July 1, 2015 and expire on June 30, 2021 for an exercise price of $1.00 per share. Options for the next 30,000 shares of our common stock will vest on July 1, 2016 and expire on June 30, 2022 for an exercise price of $2.00 per share. Options for the remaining 40,000 shares of our common stock will vest on July 1, 2017 and expire on June 30, 2023 for an exercise price of $3.00 per share.

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

As of September 30, 2015, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the following, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015: (1) Due to the restatement described in our Post-Effective Amendment No. 2 to Form S-1 filed with the SEC on July 22, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that the information relating to American Education Center Inc. including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to American Education Center Inc.’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure; (2) The Company also does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting; (3) the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.” The Company’s Board of Directors (the “Board”) has been actively engaged in developing a remediation plan to address the identified ineffective controls that existed as of September 30, 2015. Subsequently, we implemented a remediation plan that consisted of, among other things, redesigning the procedures to enhance the identification, capture, review, approval and recording of contract terms including agreements with related parties, actively searching for a Chief Financial Officer with significant experience in public reporting company.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

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

ITEM 1A. RISK FACTORS

During the three and nine months ended September 30, 2015, there were no material changes to the risk factors previously disclosed in the “Risk Factors” Section in our Post Effective Amendment No. 2 to Form S-1, effective July 22, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not offered or sold any unregistered securities in the three-month period ended September 30, 2015.

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

November 16, 2015

AMERICAN EDUCATION CENTER, INC.

	By:	/s/ Hinman Au
Hinman Au
Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Max Chen
Max Chen
President, Chairman, Chief Financial Officer and Secretary
(Co-Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

