Form 10-K
period 2015-12-31
AMERICAN EDUCATION CENTER, INC.
filed 2016-04-12
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-201029

AMERICAN EDUCATION CENTER INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3941544
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2 Wall St, Fl. 8 New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 825-0437

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As there is no market for our common stock as of December 31, 2015, the aggregate market value of the common stock held by non-affiliates cannot been determined.

As of April 12, 2016, the registrant had 30,000,000 shares of common stock outstanding.

EXPLANATORY NOTE

As used in this Annual Report, the terms "we," "us," "our," and words of like import, and the "Company" refers to American Education Center Inc. and all of our subsidiaries unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business

Overview

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

AEC New York was approved and licensed by the Education Department of the state of New York in 2003 to engage in education consulting service between the U.S. and China. For over fifteen years, AEC New York has devoted itself to international education exchange between China and the United States, by providing education and career enrichment opportunities for students, teachers, and educational institutions from both countries.

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

Currently, we primarily provide five types of services: Students Services, Institution Services, Student Exchange Program, Executive Services, as well as Educator Placements. Services to our clients are provided through the Company’s principal executive office in New York, NY. For marketing, we engage local agents in Nanjing of Jiangsu Province, Chengdu of Sichuan Province, Hangzhou of Zhejiang Province, and Shanghai in China to promote our services to potential clients, and we plan to engage more agents in China in the future. We also have entered into cooperation contracts with business partners in Jiangxi, Shanghai and Shenzhen on May 29, 2014, June 10, 2014 and May 7, 2014, respectively, allowing our business partners to set up representative offices bearing the name of America Education Center in each of these locations. As of the date of this annual report, we have not yet set up representative offices in Jiangxi, nor have we registered with local authorities to operate our businesses in these locations.

Our Student Services provide guidance and consulting services to help our customers throughout their application and admission process, their studying and living needs during the schooling leading to their degree, and also help them secure suitable internships and other career opportunities in the United States. The Company categorizes this service into three parts: academic, life and career. Our academic part focuses on providing admission services for Chinese students to study in the U.S., English as a Second Language (ESL) training program, and the Elite 100 program. Our life program offers consulting services, including personalized VIP service, to assist our Chinese customers to settle down in the U.S. so they can focus effectively on their studies, as well as VIP services for the parents of our students to visit and/or settle in the U.S. The Company refers its customers to the Company’s business partners in the U.S. to assist the customers with purchasing real estate properties, understanding financial management and investment, buying insurance and starting businesses. Our Career Program focuses on assisting clients to improve their career development by identifying internship and work opportunities that are suitable to their educational background and experience level.

Our Institution Services Program mainly focuses on providing recruiting and consulting services to educational institutions in the U.S. such as middle schools, high schools, and universities and colleges, to enroll students from China. As part of our Institution Services, the University Pathway Program (UPP), established in 2008, offers consulting services to various U.S. universities to enroll qualified international students in these universities and explore possible collaborations with select universities in China.

Pursuant to our Student Exchange Programs, we recruit and enroll Chinese students in U.S. educational institutions for Exchange Programs (students will finish the remainder of their education in China and receive their diploma in China). As part of these programs, we have engaged St. Peter’s University to serve as an education consultant as they are more experienced in such Exchange programs.

Pursuant to our Executive Services program, we also provide services to our corporate clients whose executives are moving to the U.S. for work. We assist them in all aspects of relocation as well as their preparation for visa applications.

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

Prior to December 31, 2013, in certain cases, we collected our service fees in advance from clients. If we were not successful in all of the promised services, these fees were refundable. Accordingly, until all the promised work was completed successfully, these fees were shown as deferred revenue. Commencing in 2014, in order to better manage our Company financially, we changed our policy. We now have discontinued utilizing the refund provisions in our consulting agreements and recognize deferred revenue based on completion of the service. The Company offers a limited refund policy to students who have received consulting services regarding their H1B visas. Consulting services for H1B visas are prepaid. A portion of such prepayment will become non-refundable once the Company completes preparation and files the visa applications on behalf of the clients. If the visa application is accepted, the remaining prepayment will be recognized as revenue, if not, the remaining prepayment will be refunded.

Growth Strategy

We intend to expand our business as follows, although there is no guarantee that we will carry out our growth strategy as expected:

*	Organic Growth

We plan to organize our sales efforts to create organic growth from existing clients. From our existing client base, we will provide the highest level of individual services to help our clients in any way to have a smooth transition to the U.S., including visa consulting services, travel guides, life advice, investment consulting and other services.

*	Build Relationships

Through over 15 years of continuous growth, we have built significant industry credibility and a solid reputation, which enables us to partner with quality third-party businesses in providing services to our clients when needed, which provides quality services efficiently and at a competitive cost.

*	Online Service Development

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

Industry

The demand for global education is growing rapidly in China. The number of Chinese students that studied in the U.S. exploded in 2006, when Congress loosened its restrictions on student visas from China for the first time since the tragic events of 9-11. This sudden influx has resulted in what we believe to be a large number of Chinese students in the U.S. who lack sufficient support and services.

International students who plan to study overseas need high quality education consulting services. We strive to become a bridge for these students, to facilitate international study and education, by providing fully structured education consulting services. Our comprehensive solution for international students includes three broad categories: Pre-Entrance services, Post-Entrance services, and VIP Personalized services.

Pursuant to a report published by the Ministry of Education of the People’s Republic of China on May 27, 2014, since 1978, more than three million Chinese students have studied in a foreign country.

According to the Project Atlas project compiled by the Institute of International Education, in the academic year of 2014-2015, the total number of Chinese students studying abroad reached 459,800, among which 274,439, or approximately 59.7%, pursued a higher education degree in the U.S. According to the Project Atlas project compiled by the Institute of International Education, The total number of international students studying in the U.S. has reached a record high of 886,052 in the 2013 to 2014 academic year.

Based on the historical data and current favorable conditions, the Company projects that the market will maintain rapid growth in the next five years. The market size has been previously expected to increase at an average rate of 23% for Chinese students to study in the U.S., and as such, the number of Chinese students in the U.S. is estimated to be as follows:

Year	2014	2015	2016	2017	2018
Number of Students	304,040	373,970	459,982	565,778	695,907

In addition, the number of U.S. students studying in China is also experiencing steady growth. In 2012 alone, 14,167 American students were studying in China and the average annual growth rate in the four years prior to 2012 has been 2%.

However, the Company estimates the growth rate to be at least double this for the next few years for the following reasons. Both the U.S. and Chinese government encourage Chinese-American education exchange and cooperation. President Obama’s 100,000 strong initiative program advocates sending American students to study abroad in China and promote American culture. This will not only help increase the number of American students willing to study abroad in China, but will also increase our client base and further improve our competitiveness in the industry. The current annual number of American students studying abroad in China per year is roughly 25,000, and we expect this number will continue growing in the following years. However, this number has been increasing at a rapid rate. Second, more policies make it easier for American students to study in China. In fact, the Chinese government has relaxed the regulations on American students in recent years. Lastly, rising international influence and status significantly improve China's allure to American students. The Company projects the number of American students studying in China is estimated as follows (based upon a 4% projected annual growth rate):

Year	2014/2015	2015/2016	2016/2017	2017/2018	2018/2019
Number of Ss	24,203	25,171	26,178	27,225	28,314

Our Business

We provide Student Services, Educator Placement, and Institutional Services to students, teachers and educational institutions in the U.S. and China. Our Student Service is a “one-stop comprehensive service” that assists our clients with academic applications, admissions and supports their individual needs during their study, internship and career development. Our Institutional Service assists U.S. institutions in establishing alliances and strategic business partnerships with colleges and universities in China, as well as enrolling a growing number of Chinese students. Our executive program provides U.S. relocation services to employees of multi-national companies with U.S. operations. Our Educator Placement program creates opportunities for teachers and educators between the U.S. and China.

Student Services

We provide guidance and consulting services to help our customers throughout their application and the admission process during their study and also help them find internships and other career opportunities in the United States. We categorize this service into three programs: academic, life and career. As of today, we have provided these services to hundreds of students from China to study in middle and high schools, colleges and universities in the U.S.

The three programs are as follows:

Academic Program

Our Academic Program focuses on assisting students between the ages of 15 and 25. For middle school students, we assist in providing information on U.S. high schools. We also help high school graduates with admission’s applications to U.S. colleges and universities.

In addition to our admission services, we provide English as a Second Language (“ESL”) classes and one-on-one tutoring to improve students’ language skills and assist them in preparing for language competency tests. We established the ESL program in 2002 and have published a complete package of textbooks, examinations and certificates. These materials cover listening, speaking, reading and writing English. We place ESL teachers in our representative offices in China to conduct the ESL programs. Students who enroll in this program receive preparation in taking ESL tests and will obtain certificates upon successfully passing these tests. This program requires approximately 85 hours of training. We are enhancing our joint efforts with U.S. universities aiming to make our ESL certificates widely recognized as a substitute to TOFEL scores for admission tests. The Company has not registered “American Education Center” as trade or business name. The Company printed brochures and manuals with the logo of American Education Center and distributes such materials to students free of charge at our ELS programs.

AEC’s Elite 100 Program, is aimed at elite Chinese students with academic excellence. In this program we provide consulting services to top talented Chinese students to enable these students to reach a comprehensive understanding of United States political, business, science, education, culture and other areas. First, we offer academic consulting services to these elite Chinese students to apply to prestigious colleges and universities in the United States. In connection with our admission services, we assist these students in arranging campus tours, writing programs, tailored ESL language programs and interview guidance. After the students are admitted into U.S. colleges/universities, we provide consulting services in connection with applications for a second major, transfers, housing accommodations’, accelerated degree applications and other services. We enroll the students in seminars and events in which we partner with other business organizations, governments, non-government organizations (“NGOs”), scholars and universities to help these students build social networks and cultivate their leadership skills. We also help arrange after school activities tailored for each student, such as dancing classes, international concerts, organizing students to participate in singing, painting, photography and performance competitions to enrich their cultural experience.

The Company offers University Placement Services (the “UPP” program) to a number of American and Chinese universities including “Ivy League” schools in the United States, and in China, Peking University and Tsinghua University. Students can benefit from our alliances in both China and the U.S. We specialize in improving our students’ qualifications and assisting them in preparing for schools which are suited for their personal needs.

In August 2014, we entered into a consulting agreement with the Guangzhou Branch of the New Oriental Education &Technology Group (“New Oriental Guangzhou") providing education courses to students enrolled in New Oriental Guangzhou’s UPP 1+3 program. We terminated this consulting agreement with New Oriental Guangzhou in April 2015 due to the failure of New Oriental Guangzhou to recruit a sufficient number of students to enroll in the UPP 1+3 program and failure to observe the profit sharing agreement between us and New Oriental Guangzhou as set forth in the contract.

Life Program

Our Life Program offers consulting services to assist Chinese students in acclimating to United States society. We provide assistance in all facets of everyday life, for instance, we will refer students to individuals/companies who are involved in the areas of real estate, financial management and investment, buying insurance and starting businesses. Our mission is to assist students with their daily basic needs so they can focus on their education.

Our Personalized VIP Service, which is one of our key businesses, provides “concierge services” personally tailored for our clients to meet almost all aspects of their needs during their stay in the U.S. Every VIP client has an exclusive consultant to help meet his or her needs and monitors their progress along the way, so that a customized career plan can be developed taking into consideration changing economic and personal conditions. VIP services include high school enrollment, college applications, medical insurance, parental travel support, housing, legal and immigration status, internship, job application and referrals to financial and real estate investment advisory firms and other related services.

Career Program

Our Career Program focuses on assisting students in their career choices by identifying internships and work opportunities that are suitable to their interests, educational background and experience level. Through this program we strive to provide clients with potential career paths, assist them in every step of the way from academic improvement to career assistance. In addition, we introduce our student customers to companies and prospective employers that may potentially provide internships and part-time or full-time work opportunities to our student customers.

Our Optional Practical Training (“OPT”) services are offered to those who are in college or pursuing master graduate degrees to communicate with government authorities on any matter concerning the OPT application. The OPT service fee is refundable if the application is denied. If the student terminates the application, the student will be not required to make further payment; but the fee already paid are nonrefundable.

Institutional Services

The Company’s Institutional Services Program mainly focuses on providing international consulting and recruiting services to U.S. schools, colleges and universities.

Educational institutions in the U.S., from middle school, high schools, to colleges and universities, retain us to reach, market to and recruit a broader demographic region of prospective students. Although most U.S. educational institutions are interested in attracting more students from China to diversify their student bodies, they often have a difficult time marketing to and enrolling students from China often due to lack of understanding of the Chinese culture and lack of access to qualified students. We serve as an international liaison to provide marketing services to students in China.

Through our representative offices in China and our marketing business partners in China, we have access to Chinese students who are seeking admission to and enrollment in U.S. middle schools and colleges and universities. We are authorized by each respective educational institutions to market their institution, their academic programs and their student lives, on their behalf. In addition to the general programs, we have two specific programs, University pathway Program and Graduate Data Science Program. In addition, we assist educational institutions in searching for and retaining qualified lecturers and professors to teach in the partnership programs in both the U.S. and China.

University Pathway Program (“UPP”)

The University Pathway Program, established in 2008, offers consulting and marketing services to U.S. higher education institutions such as colleges and universities to enroll qualified international students and explore possible collaborations with select universities and high school in China. Students enrolled in the UPP program have either: (i) completed two of three years high school education in China, who then enroll in the UPP program approved by such high school in China and its partner universities and colleges in the United States, or (ii) divide their studies for the same major or degree between Chinese colleges and universities and partner with U.S. universities allowing the students to obtain bachelor’s degrees from both institutions.

Our most significant partner pursuant to the UPP program is the State University of New York (“SUNY”). SUNY is the largest comprehensive university system in the United States, with 64 institutions globally, including research universities, academic medical centers, liberal arts colleges, community colleges, agricultural and technical institutes and an online learning network. SUNY educates approximately 463,000 students in more than 7,500 degree and certificate programs, and nearly 2 million students in workforce and professional development programs. Our clients who are students enrolling in the UPP program, earn credits under our program that are transferrable to any institution in the SUNY system. The Company is obligated to refund the full amount of consulting service fees to any client enrolled in UPP program if the customer fails to be admitted by SUNY by the end of application process.

AEC will contract with additional U.S. high schools, colleges and universities to assign teachers and professors to its UPP program in China, and assist U.S. colleges to recruit and place qualified educators in China subject to their approval.

Graduate Data Science Program

We have entered into an agency agreement with Saint Peter’s University to recruit students from China for their Masters of Science Program in Data Science program. The goal of the Graduate Data Science Program is to enable students to develop knowledge, skills and values needed for their leadership in serving others and shaping their adaptability to social, technological and environmental changes. It was developed by computer science engineers to align with “best industry practice” in big data concepts utilized by the Oracle Corporation. The curriculum has tight integration with the most current Oracle Corporation approaches to the management of big data technology and business intelligence.

The Masters of Science Program in Data Science with a concentration in Business Analytics is a 12 course/36 credit degree program, designed for part-time and full-time students who have completed undergraduate degrees in science, mathematics, computer science or engineering and are interested in pursuing careers in industry-specific analytical fields. The inaugural class started in the fall of 2015 at Saint Peter’s University. Saint Peter’s University will pay the Company a commission equal to 15% of tuition.

Saint Peter’s University has appointed Max P. Chen, our President and chairman of our board of directors, as Executive Director of Chinese Educational Partners. We will refer Chinese students to study at Saint Peter’s University for Master’s Degrees and Baccalaureate Study. The partnership also includes having Saint Peter’s University’s faculty teach its programs in China. Some courses are taken in China and other courses are taken in the United States on the Saint Peter’s University campus. We also will explore opportunities to offer college courses to high school students in China, although there are no definitive agreements in place and no guarantee such agreements will be executed.

Recruiting Services

For most of the prestigious Chinese educational institutions, the desire for native-speaking English teachers is higher than ever. We currently focus on placing qualified American teachers into Chinese schools and institutions. As of today, in addition to placing English language teachers for our ELS programs in China, we also placed English speaking teachers for physics and American history majors for Nanjing Jinling High School in 2012 and business majors for Nanjing Jinling High School in 2013.

Meanwhile, the increased demand of learning Mandarin has been driven by China's ascendancy in the global economy. Mandarin has become the first choice among second languages. By applying our years of experience and knowledge, the Company plans to provide unified and quality Mandarin Chinese teachers for U.S. institutions in the future.

Educator Placements

Our Educator Placement Program aims to meet the increasing demand for foreign teachers in both the U.S. and China. We help teachers in the U.S. or China who desire to work abroad find the most suitable positions. In order to ensure that educators experience a smooth transition, we also provide local services to educators, which include settlement services, financial services, assistance with insurance coverage, tax services, living services, as well as business consulting services.

Competition

The education consulting business in China is rapidly evolving, highly fragmented and competitive, and we expect competition in this sector to persist and intensify. We face competition in each of the major service segments we offer and each geographic market in which we operate. For example, we face competition for our student services from Boya Elite International Company, which offers overseas educational programs for students and executives from China. We face competition from the Study Abroad Foundation for our institutional services, which advises study-abroad host educational institutions on attracting international students and better structuring study abroad programs according to the needs of international students. For our educator placement services, we compete with the First Abroad Organization, which introduces teachers from America to work in China. We also face PRC competition for our English as a Second Language (“ESL”) preparation courses from companies that offer similar preparation courses in China. However, we believe that we do not have competitors who integrate and provide services in all these major segments (for students, institutions, and educators) like our business.

We believe the principal competitive advantages in our market include the following:

•	provide one-stop integrated services to students, teachers, and institutions;

•	brand recognition and reputation;

•	a service model that aligns personalized services to the specific needs of students and institutions;

•	overall customer satisfaction;

•	size and coverage of service network and proximity of services to customers;

•	scope, quality and consistency of service.

Our key competitive strengths lie in our individualized attention to students, our ability to place educators at top universities around the globe and specifically in the US, and our understanding of the globalization needs of top universities in recruiting both international students and faculty in an ever evolving educational landscape, with one-stop service. However, some of our existing and potential competitors may have more resources than we do. These competitors may be able to devote greater resources than we can to the development, promotion and sale of their programs, services and products and respond more quickly than we can to changes in student demands, testing materials, admissions standards, market needs or new technologies.

Operations

Since 1999, AEC NY has been devoted to international education exchange. AEC NY provides placement services to students wishing to study in the U.S., and also provides exchange services for qualified U.S. educators to teach in China. AEC NY currently has two representative offices located in Chengdu and Nanjing, and also operates one office in New York. The Company has signed contracts with representatives in Nanjing and Chengdu to set up its representative offices and registered with the local administration of industry and commerce effective from August 12, 2014 to August 12, 2019 and from February 17, 2014 to February 26, 2019 respectively. The Company has entered into cooperation contracts with business partners in Jiangxi, Shanghai and Shenzhen on May 29, 2014, June 10, 2014 and May 7, 2014, respectively to license its business partners to use the American Education Center business name and set up representative offices. However, as of today, we have neither set up our offices to start business operations in Jiangxi, Shanghai or Shenzhen nor registered with local authorities.

Marketing Strategies

We employ a variety of marketing and recruiting methods to attract students, institutions and teachers. By doing so, we intend to continue fostering a standard corporate identity across our education network both in China and the US.

We believe prospective students, institutions, and teachers are attracted to our services due to our excellent brand name, our personalized service model and the quality of our programs. We employ the following marketing methods to attract new students, institutions and teachers and retain existing customers:

Referrals. Our student enrollments have benefited from, and are expected to continue to benefit from, word-of-mouth referrals by our current and former customers. We believe good service combined with referrals is a steady way to grow our business and reputation.

Public Events and seminars. For several years we have successfully hosted the ESL (English as a Second Language) Annual Conference in China, which annually hosts over 500 attendees. The Company is planning to continue the annual conference this year. We plan to host marketing events in New York City to promote the Company’s services and brand name. In addition, the Company regularly attends higher education conferences held annually to further promote and market our services.

Sponsor. We are proud sponsors of Chinese Student Associations in various higher education institutions in the Greater New York Area. We regularly promote our services to members and students of the various Chinese Student Associations and are regularly present at events held by such Associations. This is another steady source of business for us.

Marketing Materials. We plan to publish a “Chinese Visitors Guide Book”. It is planned to be a travel book with plug-in advertisements for the Company, which will assist Chinese visitors to the U.S. and simultaneously promote our services. We will also advertise in e-magazines, prepare and distribute brochures and present at exhibitions as part of our marketing strategy.

Media and social media marketing. We plan to develop a mobile app in the future. We plan to open a business account named “AEC Elite 100 Club” with the popular smart phone instant messenger app Wechat. “Elite U.S. Club” will be a free service platform aiming to market our company and services to potential customers. Wechat users can subscribe to our personalized VIP services through their free accounts opened with “AEC Elite 100 Club”. The subscribers will receive rebates based on their membership levels, which are based on tenure. Our members can upgrade their membership by their cumulative consumption of services available through AEC Elite 100 Club.

Acquisitions. Most importantly, the Company plans to engage in acquiring other education consulting Chinese companies in our industry or our competitors in China. Mergers and acquisitions will help the Company acquire a broader additional customer base, allowing us to generate more revenue. We hope to acquire such target companies by a combination of cash payment and issuance of equity in AEC Nevada.

Government Regulation

Regulation of the Education Industry in the United States

Government authorities in the United States, at the Federal, state and local level, extensively regulate education and exchange student programs. Such regulations include, among other things, the regulations and policies of the United States Department of Education. However, unlike the systems of most other countries, education in the United States is highly decentralized, and the Federal government and Department of Education are not heavily involved in determining curricula or educational standards. The establishment and grading of such standards has been left to state and local school districts.

A more formalized regulation is the requirement that a citizen of a foreign country who wishes to enter the United States must first obtain a visa, either a nonimmigrant visa for temporary stay, or an immigrant visa for permanent residence. Foreign students must have a student visa to study in the United States. Visas generally require an application and an interview.

The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate Federal, state, local and foreign statutes and regulations may require the expenditure of substantial time and financial resources.

In addition to the regulatory approval requirements described above, we are or will be, directly, or indirectly, subject to extensive regulation of the educational industry by the Federal and state governments and the governments’ of foreign countries in which our services are provided.

Regulation of the Education Industry in China

The laws that directly or indirectly affect our ability to operate our business in the PRC include the following:

The principal regulations governing private education in China consist of the Education Law of the PRC, the Law for Promoting Private Education (2003). The Implementation Rules for the Law for Promoting Private Education (2004) and the Regulations on Chinese-Foreign Cooperation in Operating Schools. Below is a summary of relevant provisions of these regulations.

On March 18, 1995, the National People’s Congress enacted the Education Law of the PRC, or the Education Law. The Education Law sets forth provisions relating to the fundamental education systems of the PRC, including a school system of pre-school education, primary education, secondary education and higher education, a system of nine-year compulsory education and a system of education certificates. The Education Law stipulates that the government formulates plans for the development of education and establishes and operates schools and other institutions of education and, in principle, enterprises, social organizations and individuals are encouraged to operate schools and other types of education organizations in accordance with PRC laws and regulations. As such, no organization or individual may establish or operate a school or any other educational institution for profit-making purposes. However, according to the Law for Promoting Private Education, private schools may operate for “reasonable returns.”

If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation to which we or our customers are or will be subject, or if interpretations of the foregoing changes, we and our commercialization partners may be subject to civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions.

Properties/Facilities

Our main executive office is located at 2 Wall Street, Fl. 8, New York, NY 10004. In December 2014, the Company entered into a lease for office space with an unrelated party. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was changed and commenced on March 1, 2015 and the Company received two months of free rent. This lease agreement requires a monthly rental of $29,558 and expires on July 31, 2025.

The Company leased office space from an unrelated third party for a period from March 2014, to May 31, 2016. This lease agreement requires a monthly rental of $13,554, and was terminated in December 2015.

The Company occupied office space owned by its sole stockholder under a month to month arrangement in 2012 and until September 2013, at a monthly rental of approximately $2,000.

The Company leased office space under a month-to-month arrangement from a third party commencing October 2013 at a monthly rental of approximate $1,700, which was paid by an entity affiliated with Company under common control.

Insurance

We maintain a commercial general liability insurance policy to safeguard against bodily injury, property damage, personal and advertising??? injury and medical expenses arising out of the ownership, maintenance or use of the premises of our main executive office located at 2 Wall Street, 8th Fl, New York, NY, 10004. We also maintain a commercial excess liability insurance policy, pursuant to which the insurance company will pay on our behalf any sums in excess of retained limits that we are legally obligated to pay as damages by reason of the liability imposed by law because of its causing of bodily injury, property damage or personal injury and advertising??? injury, as defined in the insurance policy.

Employees

Currently, the Company has 7 employees, and 8 independent contractors.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not a party to, any off-balance sheet arrangements.

Seasonality

We do not have a seasonal business cycle.

ITEM 1A. RISK FACTORS

An investment in our shares of common stock involves a high degree of risk. You should carefully consider the following risk factors, together with the other information contained in this prospectus, before you decide to buy any shares. Any of the following risks could cause our business, results of operations and financial condition to suffer materially, causing the market price of our shares of common stock to decline, in which event you may lose part or all of your investment in our shares of common stock. Additional risks and uncertainties not currently known to us or that we currently do not deem material may also become important factors that may materially and adversely affect our business.

Risks Related to Our Business

If we are not able to continue to attract students to enroll in our courses without a significant decrease in course fees, our revenues may decline and we may not be able to maintain profitability.

The success of our business depends primarily on the number of student enrollments in our courses and the amount of course fees that our students are willing to pay. Therefore, our ability to continue to attract students to enroll in our courses without a significant decrease in course fees is critical to the continued success and growth of our business. This in turn will depend on several factors, including our ability to develop new programs and enhance existing programs to respond to changes in market trends and student demands, expand our geographic reach, manage our growth while maintaining the consistency of our service quality, effectively market our programs to a broader base of prospective students, develop and license additional high-quality educational content and respond to competitive pressures, as well as the ability of our partner colleges and institutions to maintain their faculties’ teaching quality. If we are unable to continue to attract students to enroll in our courses without a significant decrease in course fees, our revenue may decline and we may not be able to operate profitability.

We depend on the dedicated and capable faculties of our partner colleges and institutions, and if our partner colleges and institutions are not able to continue to hire, train and retain qualified teachers, we may not be able to maintain consistent teaching quality throughout our school network and our brand, business and operating results may be materially and adversely affected.

The teachers of our partner colleges and institutions are critical to maintaining the quality of our programs, services and products and building and maintaining our brand and reputation. It is critical for us to continue to attract qualified teachers who have a strong command of the subject areas to be taught and meet our qualification. We also need to hire teachers who are capable of delivering innovative and inspirational instruction. The number of teachers in China with the necessary experience and language proficiency to teach our courses is limited and we must provide competitive compensation packages to attract and retain qualified teachers. In addition, criteria such as commitment and dedication are difficult to ascertain during the recruitment process, in particular as we continue to expand and add teachers to meet rising student enrollment. We must also provide continuous training to our teachers so that they can stay up to date with changes in student demands, admissions and assessment tests, admissions standards and other key trends necessary to effectively teach their respective courses. We may not be able to hire, train and retain enough qualified teachers to keep pace with our anticipated growth while maintaining consistent teaching quality across many different schools, learning centers and programs in different geographic locations. Shortages of qualified teachers or decreases in the quality of our instruction, whether actual or perceived, in one or more of our markets may have a material and adverse effect on our business.

Our business depends on our brand name “American Education Center”, and if we are not able to maintain and enhance our brand, our business and operating results may be harmed.

We believe that market recognition of our name “American Education Center” has contributed significantly to the success of our business. We also believe that maintaining and enhancing the “American Education Center” brand is critical to maintaining our competitive advantage. We offer a diverse set of programs, services and products to primary and middle school students, college students and other adults throughout many provinces and cities in China. As we continue to grow in size, expand our programs, services and product offerings and extend our geographic reach, our ability to maintain and improve the quality and consistency of our services, products and offerings may be more difficult to achieve.

We have invested in brand promotion activities. We cannot assure you that these or our other marketing efforts will be successful in promoting our brand to remain competitive and well recognized. If we are unable to further enhance recognition of our brand and our programs, services and products, or if we incur excessive marketing and promotion expenses, our business and results of operations may be materially and adversely affected. In addition, any negative publicity relating to our Company or our programs and services, regardless of its veracity, could harm our brand image and in turn materially and adversely affect our business and operating results.

If we fail to successfully execute our growth strategies, our business and prospects may be materially and adversely affected.

Our growth strategies include expanding our programs, services and product offerings and our network with schools and learning centers, updating and expanding the content of our programs, services and products in a cost-effective and timely manner, as well as maintaining and continuing to establish strategic relationships with other businesses. The expansion of our programs, services and products in terms of types of offerings and geographic locations may not succeed due to competition, failure to effectively market our new programs, services and products and maintain their quality and consistency, or other factors. In addition, we may be unable to identify new cities with sufficient growth potential to expand our network, and we may fail to attract students and increase student enrollments or recruit, train and retain qualified teachers for our new schools and learning centers. Some cities in China have undergone development and expansion for several decades while others are still at an early stage of urbanization and development. In more developed cities, it may be difficult to increase the number of schools and learning centers because we and/or our competitors already have extensive operations in these cities. In recently developed and developing cities, demand for our programs, services and products may not increase as rapidly as we expect. Furthermore, we may be unable to develop or license additional content on commercially reasonable terms in a timely manner, or at all, to keep pace with changes in market demands. If we fail to successfully execute our growth strategies, we may be unable to maintain and grow our business operation, and our business and prospects may be materially and adversely affected.

We face significant competition in each major program and service that we offer and each geographic market in which we operate, and if we fail to compete effectively, we may lose our market share and our profitability may be adversely affected.

The private education sector in China is rapidly evolving, highly fragmented and competitive, and we expect competition in this sector to persist and intensify. We face competition in each of the major programs we offer and each geographic market in which we operate. For example, we face competition for our student services from Boya Elite International Company, which offers overseas educational programs for students and business leaders from China. We face competition from the Study Abroad Foundation for our institutional services, which advises study-abroad host educational institutions on attracting international students and better structuring study abroad programs according to the needs of international students. For our educator placement services, we compete with the First Abroad Organization for our educator placement services, which introduce teachers from America to work in China. We also face nationwide competition for our English as a Second Language (“ESL”) preparation courses from companies, which offer similar preparation courses in China.

Our student enrollments may decrease due to intense competition. Some of our competitors have greater resources than we have. These competitors may be able to devote greater resources than us to the development, promotion and marketing of their programs, services and products and respond more quickly than we can to changes in student needs, testing materials, admissions standards or new technologies. In addition, we face competition from many different smaller sized organizations that only focus on some of our targeted markets, and they may be able to respond faster to changes in student preferences in these markets. Furthermore, the increased use of the Internet, and advances in internet and computer related technologies, such as web-based video conference and online testing simulators, are lowering geographic and cost entry barriers to provide private educational services. As a result, many of our international competitors that offer online test preparation and language training courses may be able to penetrate the China market more effectively. Many of these competitors have strong education brands, which may cause students and parents in China to be more attracted to these companies based in the country that the student wishes to study in or in which the selected language is widely spoken. Moreover, many smaller companies are able to use the Internet to offer their programs, services and products to a large number of students in an expedient and cost-effective manner and with less capital expenditures than was previously required. We may have to lower our course fees or increase our spending in order to retain or attract students or pursue new market opportunities. As a result, our revenues and profitability may decrease. We cannot assure you that we will be able to compete successfully against current or future competitors. If we are unable to maintain our competitive position or otherwise respond to evolving competition effectively, we may lose our market share and our profitability may be adversely affected.

Failure to adequately and promptly respond to changes in testing materials, admissions standards and technologies could cause our programs, services and products to be less attractive to students.

Admissions and assessment tests undergo continuous changes, with respect to the focus of the subjects and questions asked, the format of the tests and the manner in which the tests are administered. For example, certain admissions and assessment tests in the United States now include an essay component, which require us to hire and train teachers to be able to analyze written essays that tend to be more subjective in nature and require a higher level of English proficiency. In addition, some admissions and assessment tests that were previously offered in paper format only are now offered in a computer-based testing format. These changes require us to continually update and enhance our test preparation materials and our teaching methods, and could lead to an increase in our expenses and a decrease in profitability.

If colleges, universities and other higher education institutions reduce their reliance on admissions and assessment tests, we may experience a decrease in demand for our admission preparation services and our business may be materially and adversely affected.

We provide preparation services for Chinese students seeking admission to colleges and universities in the United States. We derive a significant portion of our revenues from such preparation services for admission to higher education institutions. The success of our admission services depends on the continued use of admission and assessment tests as a requirement for admission or graduation. If these tests are changed and we are unable to maintain a program to keep up with these changes or if these tests are not utilized by the colleges and universities, our business can be materially and adversely affected.

In the United States, there has been a continuing debate regarding the usefulness and effectiveness of admission and standard assessment tests to assess qualifications of applicants and many people have criticized the use of these tests as unfairly discriminatory against certain test takers. If a large number of educational institutions abandon the use of existing admission and standard assessment tests as a requirement for admission, without replacing them with other admission and assessment tests, we may experience a decrease in demand for our test preparation courses and our business may be materially harmed.

New programs, services and products that we develop may compete with our current offerings.

We are constantly developing new programs, services and products to meet changes in student demands and respond to changes in testing materials, admissions standards, market needs and trends and technological changes. While some of the programs, services and products that we develop will expand our current offerings and increase student enrollments, others may compete with or make irrelevant our existing offerings without increasing our total student enrollments. For example, our online courses may take away students from our existing classroom-based courses, and our partnership with new schools and learning centers may take away students from our existing schools and learning centers. If we are unable to expand our program, service and product offerings while increasing our total student enrollments and profitability, our business and growth may be adversely affected.

Our business is subject to fluctuations caused by seasonality or other factors beyond our control, which may cause our operating results to fluctuate from quarter to quarter.

We have experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations, primarily due to quarterly changes in student enrollments resulting from admission seasons. Historically, we receive deposits for our services during the second and third quarters of our fiscal year that usually lead to increased revenues during the subsequent quarters. However, deposits are refundable and thus, if the student client is not accepted to the college or university (normally in the third and fourth quarters of our fiscal year) our revenues during these quarters may be lower than in previous quarters. In addition, because these deposits can be refundable, revenue cannot be recognized until we successfully complete our services and our student clients receive admission offers to higher education institutions. These fluctuations could result in volatility and adversely affect our operations from one quarter to the next. As our revenues grow, these seasonal fluctuations may become more pronounced.

Our historical financial and operating results are not indicative of our future performance; and our financial and operating results are difficult to forecast.

Our financial and operating results to date are not necessarily indicative of future operating results. In addition to the fluctuations described above, our revenues, expenses and operating results may vary from quarter to quarter and from year to year in response to a variety of other factors beyond our control, including, but not limited to:

•	general economic conditions;

•	regulations or actions pertaining to the provision of private educational services in China;

•	detrimental negative publicity about us, our competitors or our industry;

•	changes in consumers’ spending patterns; and

•	non-recurring charges incurred in connection with acquisitions or other extraordinary transactions or unexpected circumstances.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be indicative of our future performance, and therefore you should not rely on them to predict the future performance of our Company. In addition to the above factors, our past results may not be indicative of future performance because of new businesses developed or acquired by us.

Our business is difficult to evaluate in part because we have limited experience with respect to some of our newer services, programs and offerings.

Historically, our core business has been student admission services for college and graduate degree programs, educator placement, and recruiting and consulting services to higher educational institutions between the United States and China. In recent years, we have launched new services to expand our business and client base. For example, during the second half of 2013, we launched our “VIP Personalized Services” for students who keen on applying to top U.S. universities. In 2014, we established our University Pathway Program (“UPP”) with the State University of New York, and Masters in Data Sciences program with St. Peter’s University. Some of these operations have not generated significant revenues to date, and we have less experience responding quickly to changes, competing successfully and maintaining and expanding our brand in these areas. Consequently, there is limited operating history on which you can base your evaluation of the business and prospects of these relatively newer operations.

The continuing efforts of our senior management team and other key personnel are important to our success, and our business may be harmed if we lose their services.

The continuing services of our senior management team is very important to us, in particular, Max Chen, our founder, and chairman, who has been with AEC New York since its inception in 1999. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily, and our business may be disrupted or suffer from their departure. Competition for experienced management personnel in the private education sector is intense, the pool of qualified candidates is limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose teachers, students, and key professionals and staff members.

Some of Our Officers and Our Director have no public company experience, which could result in their inability to properly manage Company affairs.  The Company’s needs could exceed the level of experience they may have.

Currently, the responsibility of fulfilling the reporting requirements of a public company falls upon the officers and director of the Company.  Our President and sole director, Mr. Max P. Chen has no experience in complying with the various rules and regulations that are required of a public company, and as a result, he may not be able to successfully operate a public company, even if the Company’s operations are successful.  Additionally, while each of the Company’s officers and director will use their best judgment to resolve all potential conflicts of interest, there is no formulated plan to resolve any possible conflict of interest with their other business activities, and we cannot guarantee that any potential conflicts can be avoided or resolved.  In the event they are unable to fulfill any aspect of their duties to the Company attributable to potential conflicts of interest, the Company may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of its business.

Furthermore, the management of future growth will require, among other things, continued development of the Company's financial and management controls and management information systems, stringent control of costs, increased marketing activities, ability to attract and retain qualified management, research and marketing personnel. The Company’s business plan currently does not provide for the hiring of any additional employees, other than outlined in its Plan of Operations, until operation can support the expenses.  Until that time, the responsibility of developing the Company’s business, and fulfilling the reporting requirements of a public company will fall upon the officers and sole director of the Company.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our annual reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30 before that time, in which case we would no longer be an emerging growth company as of the following April 30. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with the public company effective dates.

Risks Related To Doing Business In China

The PRC laws and regulations governing the Company’s business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on the PRC economy and the educational industry in particular, and in turn the Company’s business, so will any changes in PRC economic, political and social conditions. The company may be subject to limitations on its ability to operate consulting services for overseas studies under PRC laws and regulations.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing the Company’s business, or the enforcement and performance of the Company’s arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Company and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, the Company is required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty.

The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The Company cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the Company’s businesses.

Doing business in the PRC is subject to many uncertainties and changes in the political, economic or social direction of the PRC could have an adverse effort on the Company’s operations.

While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our educational services depends, in large part, on economic conditions in China. Any significant slowdown in China’s economic growth may cause our potential students to delay or cancel their plans to enroll in our schools, which in turn could reduce our revenue.

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. The differing cultures, business preferences, corruption, deserve uncertain government regulations, tax systems and currency regulations are risks that can impact the Company’s operations. Although the PRC government has been pursuing economic reform policies, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly attend, especially in the event of a change in leadership, social or political description or unforeseen circumstance, there is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent, effective or continue.

Regarding intermediate and consulting business activities relating to self-funded overseas studying, the Ministry of Education ("MOE"), the Ministry of Public Security and the SAIC jointly issued the Administrative Regulations on Intermediate Services for Overseas Studies with Private Funds and their Implementing Rules in 1999, which require that any intermediate service organization engaged in such services procure from the MOE the Recognition on the Intermediate Service Organization for Self-funded Overseas Studies.

As a U.S. incorporated company headquartered in the U.S., we believe that we are not required to obtain the license aforementioned for our business operation in the United States. Our three representative offices in China engage in consulting services for overseas studies, and other consulting services, are registered with the local administration of industry and commerce, but have not applied for or obtained relevant licenses to engage in consulting services for overseas studies from the local authority. Local government may request our representative offices to obtain such licenses or suspend the business operations of our representative office in China if we fail to obtain such licenses.

Governmental control of currency exchange may affect the value of an investment in the Company and may limit our ability to receive and use our revenues effectively.

At the present time, the Renminbi, the currency of the PRC, is not a freely convertible currency.  We receive a significant portion of our revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, in order to be remitted outside of the PRC.  The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Any future restrictions on currency exchanges may limit our ability to use revenue generated in Renminbi to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.

Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE,” formerly, “State Administration of Exchange Control”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services.  Distributions to joint venture parties also are considered “current account transactions.”  Non-current account items, including direct investments and loans, known as “capital account” items, remain subject to SAFE approval and companies are required to open and maintain separate foreign exchange accounts for capital account items.  There are other significant restrictions on the convertibility of Renminbi, including that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. Under current regulations, we can obtain foreign currency in exchange for the Renminbi from swap centers authorized by the government.  While we do not anticipate problems in obtaining foreign currency to satisfy our requirements, we cannot be certain that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict us from freely converting the Renminbi in a timely manner.

Certain PRC regulations, including the M&A Rules and national security regulations, may require a complicated review and approval process, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules established additional procedures and requirements that could make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the MOFCOM must be notified in the event a foreign investor takes control of a PRC domestic enterprise. In addition, certain acquisitions of domestic companies by offshore companies that are related to or affiliated with the same entities or individuals of the domestic companies, are subject to approval by the MOFCOM. In addition, the Implementing Rules Concerning Security Review on Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in August 2011, require that mergers and acquisitions by foreign investors in “any industry with national security concerns” be subject to national security review by the MOFCOM. In addition, any activities attempting to circumvent such review process, including structuring the transaction through a proxy or contractual control arrangement, are strictly prohibited.

There is significant uncertainty regarding the interpretation and implementation of these regulations relating to merger and acquisition activities in China. In addition, complying with these requirements could be time-consuming, and the required notification, review or approval process may materially delay or affect our ability to complete merger and acquisition transactions in China. As a result, our ability to seek growth through acquisitions may be materially and adversely affected.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could harm our business.

Although we are currently not subject to these regulations, we anticipate that we will be subject to the United States Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove ineffective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could adversely impact our business, operating results and financial condition.

Risks Related to the Shares of our common stock

The ownership of our common stock is concentrated among a small number of shareholders, and if our principal shareholders, director and officers choose to act together, they may be able to significantly influence management and operations, which may prevent us from taking actions that may be favorable to you.

Our ownership is concentrated among a small number of shareholders, including our founder, director, officers and entities related to these persons. Accordingly, these shareholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of the Company or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

The requirements of being a public company may strain our resources and divert management’s attention.

Compliance with the Exchange Act and the Sarbanes-Oxley Act and other applicable securities rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. In addition, complying with public company disclosure rules makes our business more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results.

There is no assurance of a public market or that the Company’s common stock will ever trade on a recognized exchange; therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents to obtain a listing on the OTC Bulletin Board (or comparable platform), nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

Our common stock is considered a “penny stock” which is subject to restrictions on marketability, so you may not be able to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose some information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. These regulations may likely have the effect of limiting the trading activity of the Company’s common stock and reducing the liquidity of an investment in its common stock. In addition, investors may find it difficult to obtain accurate quotations of the common stock and may experience a lack of buyers to purchase our Company’s stock or a lack of market makers to support the stock price.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their shares.

Our shareholders may face significant restrictions on the resale of our securities due to state “Blue Sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, who agree to serve as the market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and NYSE AMEX Equities exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, the board of directors has the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

An active trading market for our shares of common stock may not develop.

There has been no public market for our shares of common stock. An active trading market for our shares may not develop or be sustained following our initial public offering, completed as of November 2015 (the “IPO”). Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our shares is not active. The initial public offering price for our shares of common stock pursuant to our IPO may bear no relation to its intrinsic value or to the market price of our shares of common stock after our IPO. Investors may not be able to sell their shares of common stock at or above the initial public offering price or at all.

If the price of our common stock is volatile when we are trading, purchasers of our shares of common stock could incur substantial losses.

The price of our common stock when we are trading is likely to be volatile. As a result of this volatility, investors may not be able to sell their shares of common stock at or above the initial public offering price. The price for our shares of common stock may be influenced by many factors, including general economic, industry and market conditions.

A decline in the market price of our shares of common stock could cause investors to lose some or all of their investment and may adversely impact our ability to attract and retain employees and raise additional capital. In addition, shareholders may initiate securities class action lawsuits if the market price of our shares drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Moreover, we cannot assure you that any securities analysts will initiate or maintain research coverage of our company and our shares of common stock. We do not control analysts or the content and opinions included in their reports. The price of our shares of common stock could decline if one or more equity research analysts downgrade our shares of common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

We do not intend to pay cash dividends on our shares of common stock in the foreseeable future.

We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the right of holders of our shares of common stock to receive dividends declared by our board of directors may be restricted to the extent we issue preferred shares with dividend rights superior to those of our shares of common stock.

Shares of the Company’s common stock represent equity interests and are subordinate to existing and future indebtedness.

Shares of our common stock represent equity interests in our Company and, as such, rank junior to any indebtedness of our Company now existing or created in the future, as well as to the rights of any preferred shares that may be issued in the future. In the future, we may incur substantial amounts of debt and other obligations that will rank senior to our common stock or to which our common stock will be structurally subordinated.

Provisions in our charter documents and Nevada law could discourage or prevent a takeover, even if an acquisition would be beneficial to our shareholders.

Provisions of our articles of incorporation and bylaws, as well as provisions of Nevada law, could make it more difficult for a third party to acquire us, even if beneficial to our shareholders.  Provisions include (i) authorizing the issuance of “blank check” preferred shares that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt; (ii) prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of our shareholders to elect director candidates; and (iii) advance notice provisions in connection with shareholder proposals that may prevent or hinder any attempt by our shareholders to bring business to be considered by shareholders at a meeting or replace our Company’s board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our main executive office located at 2 Wall Street, Fl. 8, New York, NY 10004. In December 2014, the Company entered into a lease for office space with an unrelated party. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was changed and commenced on March 1, 2015. This lease agreement requires a monthly rental of $29,558 and expires on July 31, 2025.

The Company leased office space from an unrelated third party for a period from March 2014, to May 31, 2016. This lease agreement requires a monthly rental of $13,554.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our outstanding stock consists only of common stock, and the total number is 30,000,000. We filed a Form S-1 for the sale of 9,000,000 shares on December 18, 2014, which went into effect on May 14, 2015. Our common stock is not currently quoted on any market, but we have filed an application to OTC Markets Group Inc. for quotation on OTCBB.

Stockholders of Record

As of April 12, 2016, we have 91 record holders of our common stock. VStock Transfer, LLC, at 77 Spruce Street, Suite 201, Cedarhurst, New York 11516, is the transfer agent for our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 31, 2015, no cash dividends have been declared.

Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operation, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

Securities Authorized for Issuance under Equity Compensation Agreements

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes thereto, which appear elsewhere in this Quarterly Report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those discussed from time to time in this report, as well as any risks described in the “risk factors” section of our filings we make with the SEC. In addition, such statements could be affected by risks and uncertainties related to the ability to conduct business in the PRC, demand, including demand for our products resulting from change in the educational curriculum or in educational policies, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, should not be relied upon as representing our views as of any subsequent date and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of property and equipment, bad debts, impairment, net intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Overview

We are devoted to international education exchanges and provides education-related consulting services such as educational and career enrichment opportunities to students, educators and educational institutions in both the PRC and the United States.

AEC New York was approved and licensed by the Education Department of the state of New York in 2003 to engage in education consulting service between the U.S. and China. For over fifteen years, AEC New York has devoted itself to international education exchanges between China and the United States, by providing education and career enrichment opportunities for students, teachers, and educational institutions from both countries.

Our mission is to provide “one-stop comprehensive services” to international students, educators, educational institutions and corporate entities. Our services include admission applications, visa applications, living accommodations and other consulting services to Chinese students who wish to study in the United States, placement services to qualified American educators to teach and live in China, as well as U.S. relocation services to employees of multi-national companies with U.S. operations.

Currently, we primarily provide five types of services: Student Services, Institution Services, Student Exchange Program, Executive Services, as well as Educator Placements. Services to our clients are provided through the Company’s principal executive office in New York, NY. We plan to open more representative offices in China in the future.

Our Student Services provide guidance and consulting services to help our clients throughout their application and admission process, their studying and living needs during the period of their degree, and also help them secure suitable internships and other career opportunities in the United States. The Company categorizes this service into three parts: academic, life and career. Our academic part focuses on providing admission services for Chinese students to study in the U.S., English as a Second Language (ESL) training programs, and the Elite 100 program. Our life program offers consulting services, including personalized VIP service, to assist our Chinese clients to settle down in the U.S. so they can focus effectively on their studies, as well as VIP services for the parents of our students to visit and/or settle in the U.S. The Company refers its customers to the Company’s business partners in the U.S. to assist the customers with purchasing real estate properties, understanding financial management and investment, buying insurance and starting businesses. Our Career Program focuses on assisting clients to improve their career development by identifying internship and work opportunities that are suitable to their educational background and experience level.

Our Institution Services Program mainly focuses on providing recruiting and consulting services to educational institutions in the U.S. such as middle schools, high schools, and universities and colleges, to enroll students from China. As part of our Institution Services, the University Pathway Program (UPP), established in 2008, offers consulting services to various U.S. universities to enroll qualified international students in these universities and explore possible collaborations with select universities in China.

Pursuant to our Student Exchange Programs, we recruit and enroll Chinese students in U.S. educational institutions for Exchange Programs (students will finish the remainder of their education in China and receive their diploma in China). As part of these programs, we have engaged St. Peter’s University to serve as an education consultant as they are more experienced in such Exchange programs.

Pursuant to our Executive Services program, we also provide services to our corporate clients whose executives are moving to the U.S. for work. We assist them in all aspects of relocation as well as their preparation of visa applications.

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

Significant Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiary, AEC New York. All significant intracompany accounts and transactions have been eliminated in consolidation.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2015 and 2014, the Company does not have a liability for any unrecognized tax benefits.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We have determined the significant principles by accounting policies that involve the most complex and subjective decisions or assessments. While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue is recognized when the following criteria are met: (1) when persuasive evidence of an arrangement exists; (2) delivery of the services service has occurred; (3) the fee is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured. Tuition and consulting fees are generally paid in advance upon service engagement and are recognized when all services are rendered, net of refunds, if any. Tuition fees are recognized when reliable estimates of the number of students enrolled in the program are available upon the class completion. Consulting services that have refund provisions are recognized when such provisions have been fulfilled and refund provision are no longer applicable. Beginning January 1, 2014, the Company has discontinued utilizing the refund provisions in its consulting agreements and recognizes deferred revenue based on completion of the service.

The Company offers a limited refund policy to students who have received consulting services regarding their H1B visas. Services for H1B consulting are prepaid and recorded as “advances from clients" in the consolidated balance sheets. The Company prepares the filing for the visas for $2,000 which is non-refundable. If the visa application is accepted, the remainder of the advance will be recognized as revenue; if not, the remainder of the prepayment is refunded.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table sets forth information from our statements of operations for the years ended December 31, 2015 and 2014:

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014

Revenues (Note 2)	$9,012,181	$2,370,599

Costs and expenses:
Consulting services	6,047,357	1,685,702
Application fees	36,312	16,405
General and administrative	2,341,232	658,970

Total costs and expenses	8,424,901	2,361,077

Income from operations	587,280	9,522
Other income	1,366	50,000

Income before provision for income taxes	588,646	59,522
Provision for income taxes	334,621	29,039

Net income	$254,025	$30,483

Earnings per share - basic and diluted	$0.01	$0.00

Weighted average shares outstanding, basic and diluted	22,425,000	13,172,250

Revenue

Revenue for the year ended December 31, 2015 increased by $6,641,582, or 280.16%, to $9,012,181 from $2,370,599 for the year ended December 31, 2014.

Our revenues are generated from consulting services to individuals and companies including our Elite 100 services and Executive services, etc., parent services and student VIP services. Consulting revenue from companies increased by $6,655,165 or 855.27% to $7,433,302 for the year ended December 31, 2015 from $778,137 for the prior year. The increase is primarily due to the expansion of our services including Elite 100 services and Executive services, etc. due to a growing demand of education-related services in the PRC market and growing demand of PRC companies whose operations are expanding in the U.S. market.

Parent services decreased by $787,350 or 83.80% to $152,220 for the year ended December 31, 2015 from $939,570 for the prior year. The decrease was due to the decision of our Company to focus more on student-related services and executive services.

Student VIP services increased by $773,767 or 118.51% to $1,426,659 for the year ended December 31, 2015 from $652,892 for the prior year. The increase was mainly due to an increasing demand for our VIP services in accordance with the growing number of PRC students studying in the U.S.

The increase in revenue in 2015 was a result of expansion in our operations related to the variety of services we provide to our customers and clients. We have more referrals from past and current clients, and have been focusing on the development and promotion of our education-related services in our main market, the PRC, through partnering with additional marketing agents in tier-one cities and opening more representative offices in our main local markets in the PRC, in order to attract more clients.

We have benefited from increasing demand for education-related services in the PRC in the last decade. This increase was driven by the overall economic growth, the rise in household disposable income and household spending on education, as well as the trend of welcoming Chinese students in U.S. universities and colleges. We anticipate that the demand for our businesses will continue to grow which we expect will provide us with significant market opportunity to expand our business.

Cost and Expenses

Our overall cost and expenses increased by $6,063,824 or 256.82% to $8,424,901 for the year ended December 31, 2015, from $2,361,077 for the prior year.

Cost and expenses for providing our services to our clients is comprised of the cost of third-party consulting services, application fees, and general and administrative expenses.

Consulting Services

Consulting services include fees we pay to third parties who we outsource some of our services. Consulting services increased by $4,361,655 or 258.74% to $6,047,357, for the year ended December 31, 2015, from $1,685,702 for the prior year. The increase in consulting services was mainly due to the rapid expansion of our business operations that warranted an increase in accordance with the increased need for third-party consulting services. We expect our consulting services to increase in accordance with further expansion of our business operation.

General and Administrative Expenses

Administrative expenses increased by $1,682,262 or 255.29%, to $2,341,232 for the year ended December 31, 2015, from $650,970 for the prior year. This was mainly due to the increase in commission and professional fees, payroll expenses, rent expense, tuition fees, retainer, and marketing expenses. These increases were due to the expansion of our business, which required an increase in personnel, professional services, expansion of our office, and marketing.

Income Taxes

The provision for income tax was $334,621 for the year ended December 31, 2015, an increase of $305,582 or 1,052.32% from $29,039 for the year ended December 31, 2014. This is proportional to and consistent with the increase in our revenues and expansion of our business operations.

Net Income

As a result of the foregoing, we had net income of $254,025, or return of $0.01 per share basic and diluted, for the year ended December 31, 2015, as compared to net income of $30,483 or return of $0.00 per share basic and diluted, for the year ended December 31, 2014.

Liquidity and Capital Resources

Our current assets primarily consist of cash and cash equivalents, accounts receivable, and prepaid expenses. We do not have inventory. Our accounts receivable are primarily from our long time customers which we believe will all be collected.

Our current liabilities primarily consist of accounts payable and accrued expenses, deferred revenue, advances from clients and loan from stockholder.

As of December 31, 2015, we had working capital of $387,078, an increase of $408,732 from a working capital deficiency of $21,654 at December 31, 2014 principally due to the increase of our net income and the proceeds of $90,000 from the sale of 9,000,000 shares of our common stock. We consider current working capital and borrowing capabilities sufficient to cover our planned operating and capital requirements.

At December 31, 2015, we had cash and cash equivalents of $1,093,755, an increase of $1,011,183 or 1,224.61%, from $82,572 for the prior year.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$254,025	$30,483
Adjustments to reconcile change in net assets to net cash provided by (used in) operating activities:

Shares issued for compensation	-	14,550
Deferred income taxes	131,672	27,036
Deferred rent expense	79,869	24,326
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,114,280)	-
(Increase) in prepaid expense	(96,000)	-
Decrease (increase) in security deposits	40,662	(306,683)
Increase in accounts payable and accrued expenses	1,175,785	8,875
Increase (decrease) in deferred revenue	441,595	(241,927)
Increase in advances from clients	63,679	-

Net cash provided by (used in) operating activities	977,007	(443,340)

Cash flows from financing activities:
Proceeds from sale of common stock	90,000	89,820
Proceeds from long-term loan	-	295,579

Net cash provided by financing activities	90,000	385,399

Net change in cash	1,067,007	(57,941)
Cash, beginning of year	82,572	140,513

Cash, end of year	$1,149,579	$82,572

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$1,953

Cash paid for interest	$25,550	$-

Cash Flow from Operating Activities

Our net cash provided by operating activities was $977,007 for the year ended December 31, 2015, an increase of $1,420,347 or 320.37% from net cash used in operating activities of $443,340 for the year ended December 31, 2014. This increase was mainly due to the increase in net income to $254,025 in December 31, 2015 from $30,483 in December 31, 2014, deferred income tax provision to $131,672 in December 31, 2015 from $27,036 in December 31, 2014, increase in accounts payable and accrued expenses to $1,175,785 in December 31, 2015 from $8,875 from December 31, 2014, increase in deferred revenue to $441,595 in December 31, 2015 from a decrease of $241,927 in December 31, 2014, offset by a decrease in security deposits to $40,662 in December 31, 2015 from increase in security deposits of $306,683 in December 31, 2014.

Cash Flow From Investing Activities

We had no cash flows from investing activities during the years ended December 31, 2015 and 2014.

Cash Flow in Financing Activities

Our cash from financing activities was $90,000 for the year ended December 31, 2015, as compared with cash inflow of $385,399 from financing activities for the year ended December 31, 2014. Cash from our financing activities for the year ended December 31, 2015 was from the proceeds from the sale of common stock in our initial public offering that closed in November 2015, while the cash inflow for the year ended December 31, 2014 was from the proceeds from long-term loans, and proceeds from the sale of common stock in private offerings.

We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our operations by establishing additional representative offices in our major market, the PRC, increasing our marketing efforts and hiring more personnel to support our growing operation. We believe we have adequate working capital to fund future growth activities. Although currently we do not have any plans to complete any acquisitions, it is possible that we may seek to acquire one or more businesses in the education sector, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding.

Off-Balance Sheet Arrangements

As of December 31, 2015, we have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2015 and the notes thereto are set forth on page F-1 through F-16 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Principal Accounting Officer (the "Certifying Officers"), conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder, due to certain factors, including but not limited to, the Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. The Company is actively searching for a Chief Financial Officer with significant experience in public reporting company  and a financial staff with expertise in US GAAP reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We have, when needed, hired outside experts to assist us with implementing complex accounting principles. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)	Position Since
Max Chen	60	President, Chief Financial Officer, Secretary, Sole Director	May 2014
Hinman Au	49	Chief Executive Officer	August 2014

Max Chen has years of experience in international education. He has served as our sole director, president, chief financial officer and secretary since its inception in May 2014. He previously served as the president, and sole director of AEC New York since its inception in 1999. From 1978 to 1982, Mr. Chen enrolled in Sichuan Normal University Department of Foreign Language. He was originally a professor with China Peasant University, and operated Correspondence Sichuan University with more than 70,000 students registered in the 1980s. Mr. Chen relocated to the U.S. and has developed schools and educational centers that coordinate cooperative educational programs between the U.S. and China. He holds an M&R Management Certificate from Harvard Business School. Mr. Chen is also the executive director of the US-China Higher Education Alliance.

Hinman Au has ample experience in public companies and securities. He has served as our chief executive officer since August 2014. Previously, he was appointed as our interim chief executive officer in June 2014. He is a licensed securities broker, licensed securities principal and general securities principal associated with FINRA since 1992. From 2012 to present, Mr. Au has been the chief executive officer and president of Traderfield Securities Inc. located in Manhattan, New York. Mr. Au is spending approximately 25 hours per week as the chief executive officer of our Company, which is approximately 50% of his 50 working hours per week. From 2011 to 2012, Mr. Au was the Investment Director of Winta Investment LLC located in Manhattan, New York and his key responsibility was to search for real estate investment opportunities for a Beijing based real estate developer. Before this, he served as the senior vice president of First American International Bank (FAIB), heading the division of Investment and Insurance Sales & Services from 2006 to 2011. FAIB is a New York based community bank with nine branches located in the metropolitan area. He holds an MBA in Finance from CUNY at Baruch College, a Master of Science in Electrical Engineering from SUNY at Stony Brook, and a Bachelor of Science in Computer Science from CUNY at Lehman College.

Committees of the Board of Directors

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee performing a similar function. The functions of those committees are being undertaken by our sole Board member. Because we have only one director and do not have any independent directors, the establishment of committees of the Board of Directors would not provide any benefits to our company and could be considered more form than substance.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Directors' Compensation

We have not paid any cash compensation to members of our Board of Directors for his service as our director.

The Company will reimburse its directors for reasonable expenses in connection with attendance at board and committee meetings. Directors will also be eligible to receive stock options offered by our company from time to time. No options have been granted to any director.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director or any executive officers has not, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Neither our sole director nor any executive officers have been involved in any transactions with us or our sole director, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Corporate Governance

The business and affairs of the Company are managed under our sole board member. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders meetings. All communications from stockholders are relayed to the board of member.

Role in Risk Oversight

Our sole director is primarily responsible for overseeing our risk management processes. The sole director receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company's assessment of risks. The sole director focuses on the most significant risks facing our company and our company's general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board's appetite for risk. While the sole director oversees our company's risk management, management is responsible for day-to-day risk management processes..

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and our sole director regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2015, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, have not filed all required reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officers, our two most highly compensated executive officers who occupied such position at the end of our latest fiscal year.

				Stock Option		All Other
Name and		Salary	Bonus	Awards	Stock Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	(#)	($)	($)
Max Chen, President	2014	$36,000	N/A	N/A	N/A	N/A	$36,000
	2015	$36,000	N/A	N/A	N/A	N/A	$36,000
Hinman Au, CEO	2014	$36,000	N/A	N/A	2,850	N/A	$38,850	(1)
	2015	$36,000	N/A	N/A	N/A	N/A	$36,000

(1)	Includes 285,000 shares of common stock issued to Mr. Au as compensation for service rendered to the Company valued at $0.01 per share.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2015.

During the year ended December 31, 2015, none of the named executive officers exercised any stock options.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Employment Agreements

The Company has entered into employment agreements with officers or other key employees.

Equity Compensation Plan

The Company currently does not have any equity compensation plans; however, the Company is currently deliberating on implementing an equity compensation plan.

Directors' and Officers' Liability Insurance

The Company currently does not have insurance for directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Change of Control Compensatory Plans

As of December 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of April 12, 2016, by: (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of April 12, 2016, the Company has 30,000,000 shares of common stock outstanding.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 2 Wall St., FL. 8, New York, NY, 10004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Director and Officers
Hinman Au, Chief Executive Officer	285,000	*
Max Chen, President, Chief Financial Officer, Sole Director	10,563,000	35.21%
All officers and directors as a group (2 persons)	10,848,000	36.16%

5% Holders
Jinchun Huang	1,500,000	5.00%
All 5% holders as a group (1 person)	1,500,000	5.00%

* Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation agreements and other arrangements described in “Management,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeded or will exceed $60,000; and

•	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

The Company leased office space under a month to month arrangement from a third party commencing October 2013 at a monthly rental of $1, 650, which was paid by an affiliated entity, Harvard Management Associates, Inc., with AEC New York, both under common control of Max Chen. Harvard Management Associates, Inc. is wholly owned by Mr. Chen.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2015 and 2014, we were billed approximately $25,700 and $11,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2015 and 2014.

Tax Fees

For the Company's fiscal years ended December 31, 2015 and 2014, we did not engage our principal accountant for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to preapproval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our sole director preapproves all services provided by our independent registered public accounting firm. However, all of the above services and fees were reviewed and approved by the sole board member the respective services were rendered.

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-16 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 12, 2016

AMERICAN EDUCATION CENTER INC.

	By:	/s/ Hinman Au
Hinman Au
Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Max Chen
Max Chen
President, Sole Director, Chief Financial Officer and Secretary
(Co-Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Hinman Au and Max Chen as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Max Chen	President, Chief Financial Officer, Secretary, Sole Director (co-principal executive officer, principal financial and accounting officer)	April 12, 2016
Max Chen

/s/ Hinman Au	Chief Executive Officer (co-principal executive officer)	April 12, 2016
Hinman Au

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

American Education Center, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of American Education Center, Inc. and Subsidiary (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we been engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Education Center, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Flushing, NY

April 12, 2016

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

Current assets:
Cash (Note2)	$1,093,755	$82,572
Accounts receivable (Note 2)	1,114,280	-
Prepaid expenses	96,000	-
Deferred income taxes	-	131,672

Total current assets	2,304,035	214,244

Noncurrent assets:
Security deposits (Note 4)	266,021	306,683

TOTAL ASSETS	$2,570,056	$520,927

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,211,103	$35,318
Deferred revenue (Note 5)	553,624	112,029
Advances from clients (Note 6)	63,679	-
Loan from stockholder (Note 7)	88,551	88,551

Total current liabilities	1,916,957	235,898

Noncurrent liabilities:
Deferred rent	104,195	24,326
Long-term loan (Note 8)	295,579	295,579

Total liabilities	2,316,731	555,803

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized; 30,000,000 and 21,000,000 shares issued and outstanding, at December 31, 2015 and 2014, respectively	30,000	21,000
Additional paid-in capital	214,176	189,000
(Deficit)	9,149	(244,876)

Total stockholders' equity (deficit)	253,325	(34,876)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,570,056	$520,927

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014

Revenues (Note 2)	$9,012,181	$2,370,599

Costs and expenses:
Consulting services	6,047,357	1,685,702
Application fees	36,312	16,405
General and administrative	2,341,232	658,970

Total costs and expenses	8,424,901	2,361,077

Income from operations	587,280	9,522
Other income	1,366	50,000

Income before provision for income taxes	588,646	59,522
Provision for income taxes	334,621	29,039

Net income	$254,025	$30,483

Earnings per share - basic and diluted	$0.01	$0.00

Weighted average shares outstanding, basic and diluted	22,425,000	13,172,250

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$254,025	$30,483
Adjustments to reconcile change in net assets to net cash provided by (used in) operating activities:
Shares issued for compensation	-	14,550
Deferred income taxes	131,672	27,036
Deferred rent expense	79,869	24,326
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,114,280)	-
(Increase) in prepaid expense	(96,000)	-
Decrease (increase) in security deposits	40,662	(306,683)
Increase in accounts payable and accrued expenses	1,175,785	8,875
Increase (decrease) in deferred revenue	441,595	(241,927)
Increase in advances from clients	63,679	-

Net cash provided by (used in) operating activities	977,007	(443,340)

Cash flows from financing activities:
Proceeds from sale of common stock	90,000	89,820
Proceeds from long-term loan	-	295,579

Net cash provided by financing activities	90,000	385,399

Net change in cash	1,067,007	(57,941)
Cash, beginning of year	82,572	140,513

Cash, end of year	$1,149,579	$82,572

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$1,953

Cash paid for interest	$25,550	$-

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional
	Common Stock		paid-in
	Shares	Amount	capital	Deficit	Total

Balance-January 01, 2014	10,563,000	$10,563	$95,067	$(275,359)	$(169,729)
Shares issued for services	1,455,000	1,455	13,095	-	14,550
Sale of common stock, at $0.01 per share	8,982,000	8,982	80,838	-	89,820
Net income	-	-	-	30,483	30,483

Balance-December 31, 2014	21,000,000	21,000	189,000	(244,876)	(34,876)
Sale of common stock, at $0.01 per share	9,000,000	9,000	81,000	-	90,000
Net income	-	-	-	254,025	254,025

Balance-December 31, 2015	30,000,000	$30,000	$270,000	$9,149	$309,149

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2015 and 2014

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

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiary, AEC New York. All significant intercompany accounts and transactions have been eliminated in consolidation.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARS ended DECEMBER 31, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if required. On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on history of past write-offs and collections, when necessary. As of December 31, 2015, the Company considers all accounts receivable to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

Revenue Recognition

Revenue is recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

The Company offers a limited refund policy to students who have received consulting services regarding their H1B visas. Services for H1B consulting are prepaid. The Company prepares the filing for the visas for $2,000, which is non-refundable. If the visa application is accepted, the remaining prepayment will be recognized as revenue, if not, the remaining prepayment is refunded. The unearned prepaid advances are shown as “advances from clients” in the consolidated balance sheets.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARS ended DECEMBER 31, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit and Business Risk

The Company maintains its cash accounts at a commercial bank. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for the total of all depository accounts. At December 31, 2015, the Company had cash balances in excess of Federally insured limits of approximately $711,000. The Company performs ongoing evaluation of the financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

During the year ended December 31, 2015, the Company had one customer that accounted for 27.9% of revenues. This customer also accounted for 57.0% of accounts receivable as of December 31, 2015.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the Years ended december 31, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2015 and 2014, the Company does not have a liability for any unrecognized tax benefits.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARs ended december 31, 2015 and 2014

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, loan from stockholder and advances from clients. As of December 31, 2015 and 2014, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

FOr the YEARs ended December 31, 2015 and 2014

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted shares outstanding are the same for the years ended December 31, 2015 and 2014, because the Company had no common stock equivalents.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARs ended December 31, 2015 and 2014

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

4.	SECURITY DEPOSITS

The Company has security deposits with the landlords of $266,021 and $306,683 as of December 31, 2015 and 2014, respectively.

5.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes deferred revenue when the services have be rendered. The deferred revenue at December 31, 2015 and 2014 was $403,624 and $112,029, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARs ended DECEMBER 31, 2015 and 2014

6.	ADVANCES FROM CLIENTS

The services for H1B visas require prepayment to the Company which has been shown as advances from clients on the balance sheets. When the application for the visa is submitted, the Company recognizes $2,000 of the advance as revenue which is non-refundable. The balance of the advance received will be recognized as revenue when the visa application is accepted. If the visa application is not accepted, the remaining advance will be refunded. For the years ended December 31, 2015 and 2014, the Company refunded approximately $82,000 and $0, respectively, of these advances. Advances from clients represent 2016 H1B visa applications and are still subject to refund if not selected.

7.	RELATED-PARTY TRANSACTIONS

The loan from stockholder represents an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. The loan is due on demand.

The Company leased office space under a month to month arrangement from a third party commencing October 2013 at a monthly rental of approximately $1,700, which was paid by Harvard Management Associates, Inc. (“HMA”), an affiliate wholly owned by the Company’s President/Chairman/Chief Financial Officer/Secretary. The related payable of $4,950 at December 31, 2014, is included in accounts payable and accrued expenses. Rent expense under this related lease was approximately $5,000 for the year ended December 31, 2014. As of December 31, 2014, the Company no longer leases this office space.

The Company has no receivable or payable with HMA as of December 31, 2015. The Company received revenue from HMA of $100,000 and $380,000 for the years ended December 31, 2015 and 2014, respectively.

The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in Columbia International College, Inc. (“CIC”). The Company subleased part of its office to CIC and received rent of $50,000 for the ten months from March 1, 2014 to December 31, 2014 which has been included in other income. The Company paid $196,000 for consulting services to CIC for the year ended December 31, 2014. The Company received $80,000 of commission revenue and $60,000 of consulting revenue from CIC during the year ended December 31, 2015. The Company paid $137,300 of tuition fees to CIC for the year ended December 31, 2015. The Company has a receivable balance of $21,500 from CIC as of December 31, 2015.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the Years ended December 31, 2015 and 2014

8.	LONG-TERM LOAN

On December 1, 2014, an unrelated thirty party loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. The Company did not pay the interest for the three months ended March 31, 2015 which caused the loan to be in default. An amendment to the loan agreement was issued on June 22, 2015 which changed the commencement date for the first payment to July 1, 2015 and waived the default. The Company paid the interest for the first, second, and third quarter at the end of December, 2015. The Company paid the interest for the fourth quarter of 2015 in January 2016, which created a technical default for late payment. A waiver was issued on March 23, 2016 to waive this default. Interest expense for the years ended December 31, 2015 and 2014 was $32,939 and $0, respectively.

9.	LEASE COMMITMENTS

In March 2014, the Company entered into to a lease for office space with an unrelated third party. This lease agreement requires a monthly rental of $13,554 and expires on May 31, 2016. The Company early terminated this lease on December 31, 2015, and is not entitled to the security deposit refund of $40,662. In December 2014, the Company entered into another lease for office space with an unrelated party. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was changed and commenced on March 1, 2015 and the Company received two months of free rent. The lease has been straight-lined for financial statement purposes which created deferred rent as shown on the balance sheets. This lease agreement requires a monthly rental of $29,558 and expires on July 31, 2025. In November 2015, the Company entered into a sublease agreement to lease space to an unrelated third party for a monthly rental of $3,000 for the first three months and $1,500 for the remainder of the lease. The lease commenced on December 1, 2015 and expires on November 30, 2016. In November 2015, the Company entered into another sublease agreement to lease space to an unrelated third party for a monthly rental of $20,000. The lease commences on April 1, 2016 and expires on March 31, 2017. The sublease income will be netted against the Company’s rent expense. The future rent income to be received in 2016 and 2017 will be $199,500 and $60,000, respectively. Rent expense was approximately $541,000 and $128,000 for the years ended December 31, 2015 and 2014, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the Years ended December 31, 2015 and 2014

9.	LEASE COMMITMENTS (continued)

Future minimum lease commitments are as follows:

Year Ending December 31,	Amount

2016	$360,606
2017	369,621
2018	378,862
2019	388,333
2020	418,604
2021 and thereafter	2,105,734

Total	$4,021,760

10.	Income taxes

The components of deferred tax assets at December 31 are as follows:

	2015	2014

Deferred revenue	$-	$50,233
Net operating loss carry forwards	-	81,439

	$-	$131,672

The provision for income taxes for the years ended December 31 consists of the following:

	2015	2014

Current	$202,949	$2,003
Deferred	131,672	27,036

Total	$334,621	$29,039

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2015 and 2014

10.	Income taxes (continued)

The Company’s tax returns are subject to examination by the federal, state and city taxing authorities. The 2012, 2013 and 2014 tax years are open and subject to examination by the taxing authorities. The Company is not currently under examination nor have they been notified by the authorities.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate for the years ended December 31 is as follows:

	2015	2014

Tax at federal statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	10.8	10.8
Changes in tax reserves	12.1	0.0
Surtax exemption	0.0	4.0

Total	56.9%	48.8%

11.	ISSUANCE OF COMMON STOCK

The Company currently has an effective Form S-1 for the sale of up to 9,000,000 shares of the Company’s common stock at $0.01 per share. As of December 31, 2015, the Company has sold all 9,000,000 shares of common stock.

12.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through April 12, 2016, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

