Form 10-Q
period 2016-03-31
AMERICAN EDUCATION CENTER, INC.
filed 2016-05-13
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-201029

AMERICAN EDUCATION CENTER INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	38-3941544 (I.R.S. Employer Identification No.)

2 Wall St., Fl. 8, New York, NY (Address of Principal Executive Offices)	10005 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,000,000 shares of common stock at par value of $0.001 as of May 13, 2016.

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) American Education Center Inc., a Nevada corporation (“AEC Nevada”), and (ii) American Education Center, Inc., a New York corporation ("AEC New York"), unless otherwise indicated or the context otherwise requires.

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

1

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015 AND FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2016 AND 2015

(STATED IN US DOLLARS)

AMERICAN EDUCATION CENTER INC. AND SUBSIDIARY

AMERICAN EDUCATION CENTER INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current assets:
Cash (Note 2)	$420,298	$1,093,755
Accounts receivable (Note 2)	1,176,321	1,114,280
Prepaid expenses	72,000	96,000

Total current assets	1,668,619	2,304,035

Noncurrent assets:
Security deposits (Note 4)	266,021	266,021

TOTAL ASSETS	$1,934,640	$2,570,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$522,638	$994,291
Corporate tax payable	298,645	216,812
Deferred revenue (Note 5)	72,795	553,624
Advances from clients (Note 6)	176,019	63,679
Loan from stockholder (Note 7)	88,551	88,551

Total current liabilities	1,158,648	1,916,957

Noncurrent liabilities:
Deferred rent (Note 9)	117,719	104,195
Long-term loan (Note 8)	295,579	295,579

Total liabilities	1,571,946	2,316,731

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized; 30,000,000 shares issued and outstanding, at March 31, 2016 and December 31, 2015	30,000	30,000
Additional paid-in capital	214,176	214,176
Retained earnings	118,518	9,149

Total stockholders' equity	362,694	253,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,934,640	$2,570,056

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Revenues (Note 2)	$2,683,804	$674,043

Costs and expenses:
Consulting services	1,973,517	330,990
Application fees	44,772	10,185
General and administrative	467,480	477,398

Total costs and expenses	2,485,769	818,573

Income (loss) from operations	198,035	(144,530)
Other income	4,392	360

Income (loss) before provision for income taxes	202,427	(144,170)
Provision for income taxes	93,058	131,672

Net income (loss)	$109,369	$(275,842)

Earnings (loss) per share - basic and diluted	$0.00	$(0.01)

Weighted average shares outstanding, basic and diluted	30,000,000	21,000,000

See accompanying notes to consolidated financial statements.

4

AMERICAN EDUCATION CENTER INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016

			Additional
	Common Stock		paid-in	Retained
	Shares	Amount	capital	earnings	Total

Balance-December 31, 2015	30,000,000	$30,000	$214,176	$9,149	$253,325
Net Income	-	-	-	109,369	109,369

Balance-March 31, 2016-unaudited	30,000,000	$30,000	$214,176	$118,518	$362,694

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$109,369	$(275,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	-	131,672
Deferred rent expense	13,524	(3,152)
Bad debt expense	-	41,855
Change in operating assets and liabilities:
(Increase) in accounts receivable	(62,041)	(418,545)
Decrease in prepaid expense	24,000	-
(Decrease) increase in accounts payable and accrued expenses	(471,653)	320,334
Increase in corporate tax payable	81,833	-
(Decrease) increase in deferred revenue	(480,829)	189,356
Increase in advances from clients	112,340	260,660

Net cash (used in) provided by operating activities	(673,457)	246,338

Net change in cash	(673,457)	246,338
Cash, beginning of period	1,093,755	82,572

Cash, end of period	$420,298	$328,910

Supplemental disclosure of cash flow information

Cash paid for income taxes	$11,225	$-

Cash paid for interest	$-	$248

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2016 and 2015

1.	ORGANIZATION AND BUSINESS

American Education Center, Inc. (“AEC New York”) is a New York Corporation organized on November 8, 1999 and is licensed by the Education Department of the State of New York to engage in education related consulting services between the United States and China.

On May 7, 2014, the President/sole shareholder of AEC New York formed a new company (“AEC Nevada”) in the State of Nevada with the name, American Education Center Inc. On May 31, 2014, the President/sole shareholder of AEC New York exchanged his 200 shares for 10,563,000 shares of AEC Nevada. This exchange made AEC New York a wholly owned subsidiary of AEC Nevada, collectively the “Company.”

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

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

AMERICAN EDUCATION CENTER Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2016 and 2015

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if required. On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on history of past write-offs and collections, when necessary. As of March 31, 2016, the Company considers all accounts receivable to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

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

AMERICAN EDUCATION CENTER Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit and Business Risk

The Company maintains its cash accounts at 3 commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) covers $250,000 per bank for the total of all depository accounts. At March 31, 2016, the Company had no cash balances in excess of Federally insured limits. The Company performs ongoing evaluation of the financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the institution utilized by the Company.

The following table represents certain information about the Company’s major customers which individually accounted for more than 10% of the Company’s gross revenue for the three months ended March 31:

	2016

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$526,220	19.6%	$376,220	32.0%
Customer 2	317,000	11.8%	105,000	8.9%
Customer 3	600,000	22.4%	100,000	8.5%

	2015

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$100,000	14.8%	$100,000	26.5%
Customer 2	300,000	44.5%	265,245	70.4%

AMERICAN EDUCATION CENTER Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of March 31, 2016 and December 31, 2015, the Company does not have a liability for any unrecognized tax benefits.

AMERICAN EDUCATION CENTER Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2016 and 2015

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, loan from stockholder and advances from clients. As of March 31, 2016 and December 31, 2015, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

AMERICAN EDUCATION CENTER Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted shares outstanding are the same for the three months ended March 31, 2016 and 2015, because the Company had no common stock equivalents.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

AMERICAN EDUCATION CENTER Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2016 and 2015

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance, after amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

4.	SECURITY DEPOSITS

The Company has security deposits with the landlords of $266,021 as of March 31, 2016 and December 31, 2015.

5.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes deferred revenue when the services have be rendered. The deferred revenue at March 31, 2016 and December 31, 2015 was $72,795 and $553,624, respectively.

6.	ADVANCES FROM CLIENTS

The services for H1B visas require prepayment to the Company which has been shown as advances from clients on the balance sheets. When the application for the visa is submitted, the Company recognizes $2,000 of the advance as revenue which is non-refundable. The balance of the advance received will be recognized as revenue when the visa application is accepted. If the visa application is not accepted, the remaining advance will be refunded. The advances from clients at March 31, 2016 and December 31, 2015 were $176,019 and $63,679, respectively. Advances from clients represent 2016 H1B visa applications and are still subject to refund if not selected. The Company believes that the results of these applications should be known within six months.

AMERICAN EDUCATION CENTER Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2016 and 2015

7.	RELATED-PARTY TRANSACTIONS

The loan from stockholder represents an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. The loan is due on demand.

The Company has no receivable or payable with Harvard Management Associates, Inc. (“HMA”), an affiliate wholly owned by the Company’s President/Chairman/Chief Financial Officer/Secretary, as of March 31, 2016 and December 31, 2015. The Company received revenue from HMA of $0 and $150,000 for the three months ended March 31, 2016 and 2015, respectively.

The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in Columbia International College, Inc. (“CIC”). The Company has accounts receivable from CIC of $21,500 as of March 31, 2016 and December 31, 2015. The Company paid $175,000 for consulting services to CIC for the three months ended March 31, 2016. The Company paid $5,000 of tuition fees to CIC for the three months ended March 31, 2015.

8.	LONG-TERM LOAN

On December 1, 2014, a third party, who is also a client, loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. The Company did not pay the interest for the three months ended March 31, 2015 which caused the loan to be in default. An amendment to the loan agreement was issued on June 22, 2015 which changed the commencement date for the first payment to July 1, 2015 and waived the default. The Company paid the interest for the first, second, and third quarter at the end of December, 2015. The Company paid the interest for the fourth quarter of 2015 in January 2016, which created a technical default for late payment. A waiver was issued on March 23, 2016 to waive this default. Interest expense for the three months ended March 31, 2016 and 2015 was $7,389 and $8,621, respectively.

AMERICAN EDUCATION CENTER Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2016 and 2015

9.	LEASE COMMITMENTS

In March 2014, the Company entered into to a lease for office space with an unrelated third party. This lease agreement requires a monthly rental of $13,554 and expires on May 31, 2016. The Company early terminated this lease on December 31, 2015, and is not entitled to the security deposit refund of $40,662. In December 2014, the Company entered into another lease for office space with an unrelated party, expiring on July 31, 2025. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was changed and commenced on March 1, 2015 and the Company received two months of free rent. Due to escalating monthly rental, utilities, real estate taxes, insurance and other operating expenses, the lease has been straight-lined for financial statement purposes which created deferred rent as shown on the balance sheets. In November 2015, the Company entered into a sublease agreement to lease space to an unrelated third party for a monthly rental of $3,000 for the first three months and $1,500 for the remainder of the lease term. The sublease commenced on December 1, 2015 and expires on November 30, 2016. In November 2015, the Company entered into an additional sublease agreement to lease space to an unrelated third party for a monthly rental of $20,000. The sublease commences on April 1, 2016 and expires on March 31, 2017. The sublease income will be netted against the Company’s rent expense. The future rent income to be received in 2016 and 2017 will be $60,000 and $199,500, respectively. Rent expense, net of sublease income, was approximately $95,938 and $72,000 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease commitments are as follows:

Year Ending December 31,	Amount

2016	$360,606
2017	369,621
2018	378,862
2019	388,333
2020	418,604
Thereafter	2,105,734

Total	$4,021,760

AMERICAN EDUCATION CENTER Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2016 and 2015

10.	Income taxes

The provision for income taxes for the three months ended March 31 consists of the following:

	2016	2015

Current	$93,058	$-
Deferred	-	131,672

Total	$93,058	$131,672

The Company’s tax returns are subject to examination by the federal, state and city taxing authorities. The 2013, 2014 and 2015 tax years are open and subject to examination by the taxing authorities. The Company is not currently under examination nor have they been notified by the authorities.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate for the three months ended March 31 is as follows:

	2016	2015

Tax at federal statutory rate	34.0%	(34.0)%
State and local taxes, net of federal benefit	10.8	(10.8)
Valuation allowance	0.0	136.1
Other	1.2	0.0

Total	46.0%	91.3%

The Company provided a valuation allowance of $131,672 for its deferred tax asset as of March 31, 2015.

11.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through May 13, 2016, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2016 and 2015, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Description of Business

American Education Center Inc. was incorporated in Nevada (“AEC Nevada”) in May 2014 as a holding company, and operates through its wholly owned subsidiary, American Education Center, Inc., incorporated in the state of New York in 1999 (“AEC New York”). AEC Nevada, together with its wholly owned subsidiary AEC New York, is referred to as the “Company.” For over fifteen years the Company has been devoted to international education exchange and provides education-related consulting services such as educational and career enrichment opportunities to students, educators and educational institutions in both the PRC and the United States.

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

Currently, we primarily provide five types of services: Students Services, Institution Services, Student Exchange Program, Executive Services, as well as Educator Placements. Services to our clients are provided through the Company’s principal executive office in New York, NY. For marketing, we engage local agents in Nanjing of Jiangsu Province, Chengdu of Sichuan Province, Hangzhou of Zhejiang Province, and Shanghai in China to promote our services to potential clients, and we plan to engage more agents in China in the future. We also have entered into cooperation contracts with business partners in Jiangxi, Shanghai and Shenzhen for May and June of 2014, allowing our business partners to set up representative offices bearing the name of America Education Center in each of these locations. As of the date of this quarterly report, we have not yet set up representative offices in Jiangxi, nor have we registered with local authorities to operate our businesses in these locations.

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

We have consulting agreements and recognize deferred revenue based on completion of the service. The Company offers a limited refund policy to students who have received consulting services regarding their H1B visas. Consulting services for H1B visas are prepaid. A portion of such prepayment will become non-refundable once the Company completes preparation and files the visa applications on behalf of the clients. If the visa application is accepted, the remaining prepayment will be recognized as revenue, if not, the remaining prepayment will be refunded.

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

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the extent of expenses required in using consulting services from third-parties. Our student population varies as a result of new enrollments and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and services as well as changes in expenses.

For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the period ended December 31, 2015.

The following table sets forth information from our statements of operations for the three months period ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Revenues	$2,683,804	$674,043

Costs and expenses:
Consulting services	1,973,517	330,990
Application fees	44,772	10,185
General and administrative	467,480	477,398

Total costs and expenses	2,485,769	818,573

Income (loss) from operations	198,035	-144,530
Other income	4,392	360

Income (loss) before provision for income taxes	202,427	-144,170
Provision for income taxes	93,058	131,672

Net income (loss)	$109,369	$(275,842)

Earnings (loss) per share - basic and diluted	$0.00	$(0.01)

Weighted average shares outstanding, basic and diluted	30,000,000	21,000,000

Revenue

Revenues from education-related services and consulting services for institutions and parents, for the three months period ended March 31, 2016 were $2.68 million, representing an increase of $2.01 million from $0.67 million for the three months period ended March 31, 2015. The growth was mainly driven by the increase in the number of clients participating in our student services and institutional services from China, the increase was principally from the increase in our consulting services.

Total Cost and Expenses

Our overall cost and expenses increased by $1.67 million or 203%, to $2,485,769 for the three months period ended March 31, 2016 from $818,573 for the same period in the prior year.

Cost and expenses for providing our services to our clients are comprised of the cost of third-party consulting services, application fees, and general and administrative expenses.

Consulting Services

Cost of consulting services for the three months period ended March 31, 2016 was $1.97 million, an increase of $1.63 million or 494% from $0.33 million for the three months period ended March 31, 2015, which is primarily attributable to the rapid expansion of our business operations that warranted an increase in accordance with the increased need for third-party consulting services. We expect our consulting services to increase further in accordance with further expansion of our business operations.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, as well as fees for professional services. Our general and administrative expenses were $0.47 million for the three months ended March 31, 2016, and $0.48 million for the three months ended March 31, 2015, a decrease of $0.01 million or 2.1%. This was mainly due to decreases in commission fees, professional fees and bad debt expense, offset by increases in marketing/advertising and promotion, miscellaneous expenses, meals and entertainment, and utilities, etc. These increases were due to the expansion of our business, which required an increase in personnel, expansion of our office space, and marketing.

Income taxes

The provision for taxes for the three months ended March 31, 2016 principally relates to federal, state and local income taxes. Income taxes for the three months ended March 31, 2015 relate principally to the creation of a valuation allowance for deferred tax assets principally related to the net operating loss carry forwards and the allowance for doubtful accounts due to the uncertainty of their realization.

Net Income

The net income was $0.11 million or $0.00 per share basic and diluted, for the three months ended March 31, 2016, compared to a net loss of $0.28 million or loss of $0.01 per share basic and diluted for the three months ended March 31, 2015, an increase of $0.39 million of 139%.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $0.42 million, a decrease of $0.67 million from $1.09 million as of December 31, 2015, primarily due to our total cash activities, including our payment of accounts payable and accrued expenses, and the decrease in deferred revenue.

We have financed our operations primarily through cash flow from operating activities, shareholder contributions and the public offering of securities, as well as long-term loans from a stockholder.

We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes.

As of March 31, 2016, we had working capital of $ 509,971, an increase of $1.143 million from a deficit of $387,078 as of December 31, 2015. The positive working capital is principally attributable to the decrease in accounts payable and accrued expenses, deferred revenue, partially offset by a decrease in cash and increase in advances from clients.

The following tables sets forth selected cash flow information for the periods indicated:

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$109,369	$(275,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	-	131,672
Deferred rent expense	13,524	(3,152)
Bad debt expense	-	41,855
Change in operating assets and liabilities:
(Increase) in accounts receivable	(62,041)	(418,545)
Decrease in prepaid expense	24,000	-
(Decrease) increase in accounts payable and accrued expenses	(471,653)	320,334
Increase in corporate tax payable	81,833	-
(Decrease) increase in deferred revenue	(480,829)	189,356
Increase in advances from clients	112,340	260,660

Net cash (used in) provided by operating activities	(673,457)	246,338

Net change in cash	(673,457)	246,338
Cash, beginning of period	1,093,755	82,572

Cash, end of period	$420,298	$328,910

Supplemental disclosure of cash flow information

Cash paid for income taxes	$11,225	$-

Cash paid for interest	$-	$248

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $0.67 million, compared to net cash provided by operating activities of $0.25 million for the three months ended March 31, 2015, a decrease in net cash provided by operating activities of $0.92 million. We had net income of $0.11 million for the three months ended March 31, 2016, an increase of $0.39 million from the net loss of $0.28 million for the three months ended March 31, 2015. At the same time, the decrease in accounts payable and accrued expenses, decrease in deferred revenue, and a comparatively much smaller increase in accounts receivable, more than offset the increase in corporate tax payable and decrease in prepaid expenses. The changes are primarily attributable to the combination of the following: seasonality where a significant portion of our clients engage our services in the fourth quarter of the fiscal year, we now pay our service providers faster, and reduction of deferred revenue reflecting the increased efficiency in providing our services where services are delivered faster and in a shorter time frame.

Cash Flow from Investing Activities

We had no cash flows from investing activities during the three months periods ended March 31, 2016 and 2015.

Cash Flow in Financing Activities

We had no cash flows from financing activities during the three months periods ended March 31, 2016 and 2015.

We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our operations by establishing additional representative offices in our major market, the PRC, increasing our marketing efforts and hiring more personnel to support our growing operations. We believe we have adequate working capital to fund future growth activities. We cannot assure you that sufficient funding will be available if and when we require such funding.

Recent Accounting Pronouncements

The Company has assessed all newly issued accounting pronouncements released during the three months ended March 31, 2016 and through the date of this filing, and has found none of them will have a material impact on the Company’s financial statements when or if adopted.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

We now experience seasonality in our business. The seasonality reflects the general trend of the industry of admissions and education related services, corresponding to the predominantly fall semester start dates of educational institutions admissions. Our services are higher in the fourth and first quarters of our fiscal year than the other two quarters, reflecting the engagement for services of educational institutions admissions predominantly occurring in the fourth quarter and first quarter of a calendar year, and other consulting services corresponding to the beginning of academic year, i.e. the fall semester.

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

As of March 31, 2016, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly listed company. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors previously disclosed in the “Risk Factors” Section in our Annual Report on Form 10-K for the period ended December 31, 2015, filed on April 12, 2016.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not offered or sold any unregistered securities in the three-month period ended March 31, 2016.

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

May 13, 2016

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

