Form 10-Q
period 2016-06-30
AMERICAN EDUCATION CENTER, INC.
filed 2016-08-22
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-201029

AMERICAN EDUCATION CENTER INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	38-3941544 (I.R.S. Employer Identification No.)

2 Wall St., Fl. 8, New York, NY (Address of Principal Executive Offices)	10005 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 31,550,000 shares of common stock at par value of $0.001 as of August 22, 2016.

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

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2016	2015
	(Unaudited)
Current assets:
Cash (Note 2)	$438,422	$1,093,755
Accounts receivable (Note 2)	942,308	1,114,280
Prepaid expenses	48,170	96,000

Total current assets	1,428,900	2,304,035

Noncurrent assets:
Deferred income taxes (Notes 2 and 10)	16,792	-
Security deposits (Note 4)	266,021	266,021

Total noncurrent assets	282,813	266,021

TOTAL ASSETS	$1,711,713	$2,570,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$579,420	$994,291
Corporate taxes payable	205,637	216,812
Deferred revenue (Note 5)	-	553,624
Advances from clients (Note 6)	176,019	63,679
Loan from stockholder (Note 7)	88,551	88,551

Total current liabilities	1,049,627	1,916,957

Noncurrent liabilities:
Deferred rent	129,765	104,195
Long-term loan (Note 8)	295,579	295,579

Total liabilities	1,474,971	2,316,731

Stockholders’ equity:

Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-

Common stock, $0.001 par value; 180,000,000 shares authorized; 31,550,000 and 30,000,000 shares issued and outstanding, at June 30, 2016 and December 31, 2015 (Note 12)	31,550	30,000
Additional paid-in capital	228,126	214,176
(Deficit) Retained earnings	(22,934)	9,149

Total stockholders' equity	236,742	253,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,711,713	$2,570,056

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues (Note 2)	$1,226,851	$1,650,061	$3,910,655	$2,324,104

Costs and expenses:
Consulting services	1,083,670	574,004	3,057,187	904,994
Application fees	2,800	13,475	47,572	23,660
General and administrative	392,434	692,080	859,914	1,169,478

Total costs and expenses	1,478,904	1,279,559	3,964,673	2,098,132

(Loss) income from operations	(252,053)	370,502	(54,018)	225,972
Other income	801	946	5,193	1,306

(Loss) income before (benefit from) provision for income taxes	(251,252)	371,448	(48,825)	227,278
(Benefit from) provision for income taxes	(109,800)	(6,469)	(16,742)	125,203

Net (loss) income	$(141,452)	$377,917	$(32,083)	$102,075

(Loss) earnings per share - basic and diluted	$(0.00)	$0.02	$(0.00)	$0.00

Weighted average shares outstanding, basic and diluted	30,193,111	21,000,000	30,096,556	21,000,000

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016

			Additional	Retained
	Common stock		paid-in	earnings
	Shares	Amount	capital	(Deficit)	Total

Balance-December 31, 2015	30,000,000	$30,000	$214,176	$9,149	$253,325
Issuance of common stock for services	1,550,000	1,550	13,950	-	15,500
Net (loss)	-	-	-	(32,083)	(32,083)

Balance-June 30, 2016-unaudited	31,550,000	$31,550	$228,126	$(22,934)	$236,742

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(32,083)	$102,075
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(16,792)	94,651
Deferred rent expense	25,570	66,139
Bad debt expense	-	74,665
Stock issuance for services	15,500	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	171,972	(746,645)
Decrease in prepaid expenses	47,830	-
(Decrease) increase in accounts payable	(414,871)	367,961
(Decrease) increase in corporate taxes payable	(11,175)	30,552
(Decrease) increase in deferred revenue	(553,624)	69,120
Increase in advances from clients	112,340	81,725

Net cash (used in) provided by operating activities	(655,333)	140,243

Net change in cash	(655,333)	140,243
Cash, beginning of period	1,093,755	82,572

Cash, end of period	$438,422	$222,815

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$7,389	$16,570

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the SIX MONTHS ended jUNE 30, 2016 and 2015

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

The Company’s primary goal is to build upon the concept of “one-stop comprehensive services” for international students, educators, and institutions. The Company has been devoted to international education exchanges, by providing educational and career enrichment opportunities for students, teachers, and educational institutions between China and the United States. The Company currently provides admission, visa, housing and other consulting services to Chinese students wishing to study in the United States. The Company also provides exchange and placement services for qualified United States educators to teach in China. In addition, the Company provides localization consulting services which are for employees coming to the United States to work for multi-national companies with operations here.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the SIX MONTHS ended jUNE 30, 2016 and 2015

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if required. On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on history of past write-offs and collections, when necessary. As of June 30, 2016, the Company considers all accounts receivable to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

Revenue Recognition

Revenue is recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

The Company offers a limited refund policy to students who have received consulting services pursuant to our Career Program, where we assist them in identifying and applying to internship and/or work opportunities that are suitable to their educational background and experience level.  The Company requires prepayment for these services where we assist them in identifying and applying to internship and/or work opportunities that are suitable to their educational background and experience level. Prior to the student clients successfully securing suitable internship and/or work opportunities, these prepayments are disclosed as “advances from clients” in the consolidated balance sheet. Part of the prepayment is subject to refund if our student clients are unable to secure suitable internship or work opportunities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the SIX MONTHS ended jUNE 30, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit and Business Risk

The Company maintains its cash accounts at 3 commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for the total of all depository accounts. At June 30, 2016, the Company had cash balances in excess of Federally insured limits of approximately $162,000. The Company performs ongoing evaluation of the financial institution to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents certain information about the Company’s major customers which individually accounted for more than 10% of the Company’s gross revenue for the six months ended June 30:

	2016

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$526,220	13.5%	$16,220	1.7%
Customer 2	555,500	14.2%	-	-
Customer 3	1,165,120	29.8%	738,650	78.4%

	2015

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$402,050	17.4%	$160,000	21.4%
Customer 2	320,000	13.8%	35,245	4.7%
Customer 3	310,000	13.4%	-	-
Customer 4	300,000	13.0%	300,000	40.2%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The fair value of stock options issued to third party consultants and to employees, officers and directors are recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, Equity-Based Payments to Non-Employees and FASB ASC 718, Compensation – Stock Based Compensation, respectively.

The options are valued using the Black-Scholes valuation method. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the expected term of the awards, and actual and projected stock option exercise behaviors.

Because the Company’s stock options have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock.

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

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2016 and December 31, 2015, the Company does not have a liability for any unrecognized tax benefits.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, loan from stockholder and advances from clients. As of June 30, 2016 and December 31, 2015, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. Basic and diluted shares outstanding are the same for the three and six months ended June 30, 2015 and 2016. Total shares issuable upon the exercise of all outstanding stock options for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015

Common stock equivalents – stock options	1,900,000	-

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued Accounting Standards Updates (“ASU”) 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

The Company has security deposits with the landlords of $266,021 as of June 30, 2016 and December 31, 2015.

5.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes deferred revenue when the services have be rendered. The deferred revenue at June 30, 2016 and December 31, 2015 was $0 and $553,624, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

6.	ADVANCES FROM CLIENTS

The Career Program of student services requires prepayment to the Company which has been shown as advances from clients on the balance sheet. The Career Program focuses on assisting the student clients to improve their career development by identifying and applying to internships and/or work opportunities that are suitable to their educational background and experience level.

Part of the advance will be refunded if our student clients are unable to secure suitable internships or work opportunities. The advances from clients at June 30, 2016 and December 31, 2015 were $176,019 and $63,679, respectively. Advances from clients represent the unearned services of the Career Program at the respective dates and are subject to refund. The student clients typically receive application results within three months from prepayment, and the Company believes that the outcome of the Career Program of student services usually is known within three months from prepayment and no longer than six months.

7.	RELATED-PARTY TRANSACTIONS

The loan from stockholder represents an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. The loan is due on demand.

The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in Columbia International College, Inc. (“CIC”). The Company has accounts receivable from CIC of $21,500 as of June 30, 2016 and December 31, 2015. The Company paid $5,000 and $225,000 for consulting services to CIC for the three and six months ended June 30, 2016, respectively. The Company paid $0 and $5,000 of tuition fees to CIC for the three and six months ended June 30, 2015, respectively.

8.	LONG-TERM LOAN

On December 1, 2014, a third party, who is also a client, loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. The Company paid the interest for the first, second, and third quarter at the end of December, 2015. The Company paid the interest for the fourth quarter of 2015 in January 2016, which created a technical default for late payment. A waiver was issued on March 23, 2016 to waive this default. The Company paid the interest for each of the three months periods ended March 31, 2016 and June 30, 2016. Interest expense for the three and six months ended June 30, 2016 and 2015 was $7,949, $16,570, $7,949, and $16,570, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

9.	LEASE COMMITMENTS

In December 2014, the Company entered into a lease for office space with an unrelated party, expiring on July 31, 2025. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was changed and commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental, utilities, real estate taxes, insurance and other operating expenses, the lease has been straight-lined for financial statement purposes which created deferred rent as shown on the balance sheets. In November 2015, the Company entered into a sublease agreement to lease space to an unrelated third party for a monthly rental of $3,000 for the first three months and $1,500 for the remainder of the lease term. The sublease commenced on December 1, 2015 and expires on November 30, 2016. In November 2015, the Company entered into another sublease agreement to lease space to an unrelated third party for a monthly rental of $20,000. The sublease commenced on April 1, 2016 and expires on March 31, 2017. The sublease income will be netted against the Company’s rent expense. The future rent income to be received in 2016 and 2017 will be $199,500 and $60,000, respectively. Rent expense, net of sublease income, was approximately $99,000, $195,000, $69,000 and $141,000 for the three and six months ended June 30, 2016 and 2015, respectively.

Future minimum lease commitments are as follows:

Year Ending December 31,	Amount

2016	$360,606
2017	369,621
2018	378,862
2019	388,333
2020	418,604
Thereafter	2,105,734

Total	$4,021,760

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

10.	Income taxes

The (benefit) provision for income taxes for the three and six months ended June 30 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Current	$(93,008)	$30,552	$50	$30,552
Deferred	(16,792)	(37,021)	(16,792)	94,651

Total	$(109,800)	$(6,469)	$(16,742)	$125,203

The Company’s tax returns are subject to examination by the federal, state and city taxing authorities. The 2012, 2013 and 2014 tax years are open and subject to examination by the taxing authorities. The Company is not currently under examination nor have they been notified by the authorities.

A reconciliation of the (benefit) provision for income taxes, with the amount computed by applying the statutory Federal income tax rate for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Tax at federal statutory rate	(34.0)%	34.0%	(34.0)%	34.0%
State and local taxes, net of federal benefit	(10.8)	10.8	(10.8)	10.8
Valuation allowance	-	(44.8)	-	-
Non-deductible expenses	3.0	(2.0)	10.6	10.2

Total	(41.8)%	(2.0)%	(34.2)%	55.0%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

11.	STOCK OPTIONS

In November 2015, the Board of Directors (the “Board”) adopted an Equity Incentive Plan (“Plan”). The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities. The awards may be in the form of incentive stock options and non-qualified stock options. The accumulated number of shares of stock reserved for issuance as of June 30, 2016 and December 31, 2015 are 1,900,000 and 400,000, respectively.

On November 27, 2015, the Company granted to two third party consultants, options to purchase 100,000 and 300,000 shares of common stock, respectively. For the 100,000 stock options, 40,000 options vest on July 1, 2016 and expire on June 30, 2021 with an exercise price of $1.00 per share; 30,000 options vest on July 1, 2017 and expire on June 30, 2022 with an exercise price of $2.00 per share; and 30,000 options vest on July 1, 2018 and expire on June 30, 2023 with an exercise price of $3.00 per share. For the 300,000 stock options, 100,000 options vest on July 1, 2016 and expire on June 30, 2021 with an exercise price of $1.00 per share; 100,000 options vest on July 1, 2017 and expire on June 30, 2022 with an exercise price of $2.00 per share; 100,000 options vest on July 1, 2018 and expire on June 30, 2023 with an exercise price of $3.00 per share.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

November 17, 2015

Expected dividend yield	$-
Expected stock price volatility	0.01%
Risk free interest rate	0.32%
Expected life (years)	5 years

On June 30, 2016, the Company approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,500,000 shares of common stock to certain employee and persons affiliated with the Company. 500,000 options vest on July 1, 2017 and expire on June 30, 2022 with an exercise price of $1.00 per share; 500,000 options vest on July 1, 2018 and expire on June 30, 2023 with an exercise price of $2.00 per share; 500,000 options vest on July 1, 2019 and expire on June 30, 2024 with an exercise price of $3.00 per share.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

11.	STOCK OPTIONS (continued)

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

June 30, 2016

Expected dividend yield	$-
Expected stock price volatility	0.01%
Risk free interest rate	0.32%
Expected life (years)	5 years

The Company will issue new shares of common stock upon the exercise of outstanding stock options. The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2015	400,000	$2.32	6.82 years	$-
Granted	1,500,000	2.33	7.34 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at June 30, 2016	1,900,000	$2.33	7.13 years	$-

Vested and expected to vest at June 30, 2016	-	-	-	$-

Exercisable at June 30, 2016	1,900,000	$2.33	7.13 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and six months ended June 30, 2016.

The estimated fair value of these options was $0 for the three and six months ended June 30, 2016 and 2015, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

12.	ISSUANCE OF COMMON STOCK

During the six months ended June 30, 2016, the Company issued an aggregate of 1,550,000 shares of common stock at $0.01 per share which was the market value on the dates issued for the exchange of consulting services from unrelated third parties.

13.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through August 22, 2016, which is the date the consolidated financial statements were available to be issued. Except for the matter discussed below, there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

On August 11, 2016, Mr. Hinman Au resigned from the Company as Chief Executive Officer ("CEO"), effective immediately. The Board of Directors of the Company has accepted Mr. Au’s resignation. Following Mr. Au’s departure, the Board appointed Mr. Max P. Chen, President and sole member of the Board, as interim CEO effectively August 11, 2016, until such time that the Company employs a new CEO.

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

Our Student Services provide guidance and consulting services to help our customers throughout their application and admission process, their studying and living needs during the schooling leading to their degree, and also help them secure suitable internships and other career opportunities in the United States. The Company categorizes this service into three parts: academic, life and career. Our academic part focuses on providing admission services for Chinese students to study in the U.S., English as a Second Language (ESL) training program, and the Elite 100 program. Our life program offers consulting services, including personalized VIP service, to assist our Chinese customers to settle down in the U.S. so they can focus effectively on their studies, as well as VIP services for the parents of our students to visit and/or settle in the U.S. The Company refers its customers to the Company’s business partners in the U.S. to assist the customers with purchasing real estate properties, understanding financial management and investment, buying insurance and starting businesses. Our Career Program focuses on assisting clients to improve their career development by identifying and applying to internship and/or work opportunities that are suitable to their educational background and experience level.

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

We have consulting agreements and recognize deferred revenue based on completion of the service. The Career Program of student services requires prepayment to the Company which has been shown as advances from clients on the balance sheet. The Company offers a limited refund policy to students who have received consulting services pursuant to our Career Program, where we assist them in identifying and applying to internship and/or work opportunities that are suitable to their educational background and experience level. Part of the advance is subject to refund if our student clients are unable to secure suitable internship or work opportunities. Our student clients typically receive application results within three months from prepayment, and the Company believes that the outcome of the Career Program of student services usually is known within three months from prepayment and no longer than six months.

During the three months period ended June 30, 2016, we have been in the process of adjusting our client selection and screening criteria, and have become more selective with our clients.

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

The following table sets forth information from our statements of operations for the three months and six months period ended June 30, 2016 and 2015:

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues (Note 2)	$1,226,851	$1,650,061	$3,910,655	$2,324,104

Costs and expenses:
Consulting services	1,083,670	574,004	3,057,187	904,994
Application fees	2,800	13,475	47,572	23,660
General and administrative	392,434	692,080	859,914	1,169,478

Total costs and expenses	1,478,904	1,279,559	3,964,673	2,098,132

(Loss) income from operations	(252,053)	370,502	(54,018)	225,972
Other income	801	946	5,193	1,306

(Loss) income before (benefit from) provision for income taxes	(251,252)	371,448	(48,825)	227,278
(Benefit from) provision for income taxes	(109,800)	(6,469)	(16,742)	125,203

Net (loss) income	$(141,452)	$377,917	$(32,083)	$102,075

(Loss) earnings per share - basic and diluted	$(0.00)	$0.02	$(0.00)	$0.00

Weighted average shares outstanding, basic and diluted	30,193,111	21,000,000	30,096,556	21,000,000

Three months ended June 30, 2016 and 2015

Revenue

Revenues from educational programs and consulting services for the three months period ended June 30, 2016 were $1,226,851, representing a decrease of $423,210, 25.65% from the three months period ended June 30, 2015. The decrease was mainly attributable to strict standard initiative. Our revenue of $1,226,851 consisted of institutional consulting services of $1,012,727, parent services of $24,916, and student services of $189,208.

Institutional Consulting Services

Our revenue of institutional consulting services for the three months period ended June 30, 2016 was $1,012,727, a decrease of $382,629, 27.42% from $1,395,356 for the three months period ended June 30, 2015, which is caused by the temporary shrinkage in consulting services engaged because of the new standard of clients. The cost of revenue mainly consisted of wages and fees for consultants and contractors.

General and Administrative Expenses

General and administrative expenses consisted primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, as well as fees for professional services. Our general and administrative expenses were $392,434 for the three months ended June 30, 2016, and $692,080 for the three months ended June 30, 2015, a decrease of $299,646 or 43.30%. The decrease in general and administrative expenses was primarily attributable to a decrease of a $259,416 of commission fees, and a decrease of $50,664 of rent expense. The former was another manifestation of less service provided due to more strict standard applied screening customers. The latter was because lease of our old office located at 17 Battery Place Suit 300, NY 10004 was effectively terminated. We didn’t have any bad debt expense in three months ended June 30, 2016.

Other Income

Other income for the three months ended June 30, 2016 principally related to rent received from third party for the sublease of office space.

Income Taxes

Income taxes for the three months ended June 30, 2016 relate principally to the creation of a valuation allowance for deferred tax assets principally related to the net operating loss carry forwards and the allowance for doubtful accounts due to the uncertainty of their realization. The provision for taxes for the three months ended June 30, 2015 principally related to Federal, state and local income taxes and the deferred tax expense related to deferred revenue.

Net Loss

The net loss was $141,452 for the three months ended June 30, 2016, compared to a net income of $377,917 for the three months ended June 30, 2015, a decrease of $519,369. It was the financial consequences of clients with high follow up cost.

Six months ended June 30, 2016 and 2015

Revenue

Revenues from educational programs and consulting services for the six months period ended June 30, 2016 were $3,910,655, representing an increase of $1,586,551, 68.27% from the six months period ended June 30, 2015. The growth was mainly driven by the increase in the number of clients engaging our student services and institutional services in Q1, partially offset by weaker results from Q2 due to strict standards in screening customers. Our revenue of $3,910,655 consisted of institutional consulting services of $2,929,302, parent services of $47,649, and student services of $ 933,704.

Institutional Consulting Services

Institutional consulting services for the six months period ended June 30, 2016 was $2,929,302 an increase of $1,084,099, 58.75% from $1,845,203 for the six months period ended June 30, 2015, which was primarily attributable to the increase in consulting services and application fees in Q1, partially offset by weaker results from Q2 as a result of strict standers in choosing clients. The cost of revenue mainly consisted of wages and fees for consultants and contractors.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, as well as fees for professional services. Our general and administrative expenses were $859,914 for the six months ended June 30, 2016, and $1,169,478 for the six months ended June 30, 2015, a decrease of $309,564 or 26.47%. The decrease in general and administrative expenses was primarily attributable to a decrease of a $477,351 of commission fees. We didn’t have any bad debt expense in six months ended June 30, 2016.

Other Income

Other income for the six months ended June 30, 2016 principally related to rent received from third party for the sublease of office space.

Income Taxes

Income taxes for the six months ended June 30, 2016 relate principally to the creation of a valuation allowance for deferred tax assets principally related to the net operating loss carry forwards and the allowance for doubtful accounts due to the uncertainty of their realization. The provision for taxes for the six months ended June 30, 2015 principally relates to Federal, state and local income taxes and the deferred tax expense related to deferred revenue.

Net Loss

The net loss was $32,083 for the six months ended June 30, 2016, compared to a net income of $102,075 for the six months ended June 30, 2015, a decrease of $134,158. It is the financial consequences of clients with high follow up cost.

Liquidity and Capital reserve

As of June 30, 2016, we had cash and cash equivalents of $438,422, a decrease of $655,333 from $1,093,755 as of December 31, 2015.

We have financed our operations primarily through cash flow from operating activities, shareholder contributions and the public offering of securities, as well as long-term loans from a stockholder.

We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes.

As of June 30, 2016, we had working capital of $ 379,273 a decrease of $7,805 from $387,078 as of December 31, 2015. The decrease of working capital was principally attributable to decrease in cash $655,333, decrease in accounts receivable $171,972, decrease in accounts payable $438,532 and decrease in deferred revenue $553,624. We identify the reasons for these changes are 1) our initiative to ask up-stream companies to screen customers more strictly before direct them to AEC and 2) the residual effect of the customers with high follow up costs that are still in our system.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(32,083)	$102,075
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Deferred income taxes	(16,792)	94,651
Deferred rent expense	25,570	66,139
Bad debt expense	-	74,665
Stock issuance for services	15,500	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	171,972	(746,645)
Decrease in prepaid expenses	47,830	-
(Decrease) increase in accounts payable	(414,871)	367,961
(Decrease) increase in corporate taxes payable	(11,175)	30,552
(Decrease) increase in deferred revenue	(553,624)	69,120
Increase in advances from clients	112,340	81,725

Net cash (used in) provided by operating activities	(655,333)	140,243

Net change in cash	(655,333)	140,243
Cash, beginning of period	1,093,755	82,572

Cash, end of period	$438,422	$222,815

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$7,389	$16,570

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $655,333, compared to net cash provided by operating activities of $140,243 for the six months ended June 30, 2015, a decrease in net cash provided by operating activities of $795,576. We had net loss of $32,083 for the six months ended June 30, 2016, a decrease of $134,158 from the net income of $102,075 for the six months ended June 30, 2015. Regarding working capital adjustment reconciliations, the three biggest contributor of equivalent negative cash flow are: recognition of deferred revenue $553,624, settlement of accounts payable $414,871 and deferred income taxes impact $16,792. The top three cash inflow equivalents are collection of accounts receivable of $171,972, increase of advances from clients of $112,340 and consumption of prepaid expense of $47,830. The major reasons for these changes are 1) our initiative to ask up-stream companies to screen customers more strictly before direct them to AEC and 2) the residual effect of the customers with high follow up costs that are still in our system. Besides the better business decision on which client to engage on what standards, AEC will continue to secure its cash flow on operation by engaging all available short term finance tools and exercise rigorous caution up on receivable items.

Cash Flow from Investing Activities

We had no cash flows from investing activities during the three months periods ended June 30, 2016 and 2015.

Cash Flow in Financing Activities

We had no cash flows from financing activities during the three months periods ended June 30, 2016 and 2015.

Recent Accounting Announcements

In February 2016, the FASB issued Accounting Standards Updates (“ASU”) 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

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

Subsequent Event

Other than the Form 8-K filed on August 15, 2016 for the resignation of our CEO, Mr. Hinman Au, and our President and Chairman of the Board, Max Chen assumes the role as interim CEO, the Company has evaluated subsequent events through the issuance of the consolidated financial statements and no additional subsequent event is identified.

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

As of June 30, 2016, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly listed company. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

From June 18 to 28, 2016, the Company issued an aggregate of 1,550,000 shares of common stock to six consultants in exchange for services provided. The Company recorded a fair value of $15,500 for these shares.

In June, 2016, the Company issued options to purchase an aggregate of 1,500,000 shares of common stock, to five consultants and employees.

On November 27, 2015, the company issued options to purchase an aggregate of 400,000 shares of common stock, to two third party consultants.

Unless stated otherwise below, all issuances of securities described under this “Item 2 – Recent Sales of Unregistered Securities” were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and Regulation S.

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

August 22, 2016

AMERICAN EDUCATION CENTER INC.

	By:	/s/ Max Chen
Max Chen
President, Chairman, Interim CEO, CFO and Secretary
(Principal Executive Officer, Principal Financial
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