Form 10-Q
period 2016-09-30
AMERICAN EDUCATION CENTER, INC.
filed 2016-11-14
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-201029

AMERICAN EDUCATION CENTER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	38-3941544 (I.R.S. Employer Identification No.)

2 Wall Street, 8th Floor, New York, NY (Address of Principal Executive Offices)	10005 (ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,350,000  as of November 11, 2016.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our products and services;

•	our ability to develop and/or introduce new products and services;

•	our projected future sales, profitability and other financial metrics;

•	our future financing plans;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand our sales and marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	competition existing today or that will likely arise in the future; and

•	other factors discussed elsewhere herein.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2016	2015
	(Unaudited)

Current assets:
Cash (Note2)	$281,544	$1,093,755
Accounts receivable (Note 2)	797,038	1,114,280
Prepaid expenses	16,170	96,000

Total current assets	1,094,752	2,304,035

Noncurrent assets:
Deferred income taxes (Notes 2 and 10)	73,719	-
Security deposits (Note 4)	266,021	266,021

Total noncurrent assets	339,740	266,021

TOTAL ASSETS	$1,434,492	$2,570,056

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$301,789	$994,291
Income taxes payable	185,238	216,812
Deferred revenue (Note 5)	-	553,624
Advances from clients (Note 6)	157,469	63,679
Loan from stockholder (Note 7)	88,551	88,551

Total current liabilities	733,047	1,916,957

Noncurrent liabilities:
Deferred rent	141,072	104,195
Long-term loan (Note 8)	295,579	295,579

Total liabilities	1,169,698	2,316,731

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-

Common stock, $0.001 par value; 180,000,000 shares authorized; 32,350,000 and 30,000,000 shares issued and outstanding, at September 30, 2016 and December 31, 2015 (Note 12)	32,350	30,000

Additional paid-in capital	307,326	214,176
(Deficit) retained earnings	(74,882)	9,149

Total stockholders' equity	264,794	253,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,434,492	$2,570,056

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues (Note 2)	$969,959	$1,650,061	$4,880,614	$4,583,541

Costs and expenses:
Consulting services	788,573	1,918,936	3,845,760	2,823,930
Application fees	5,700	4,898	53,272	28,558
General and administrative	306,071	634,141	1,165,985	1,803,619

Total costs and expenses	1,100,344	2,557,975	5,065,017	4,656,107

(Loss) income from operations	(130,385)	(298,538)	(184,403)	(72,566)
Other income (loss)	2,409	(361)	7,602	945

(Loss) income before (benefit from) provision for income taxes	(127,976)	(298,899)	(176,801)	(71,621)
(Benefit from) provision for income taxes	(76,028)	(47,952)	(92,770)	77,251

Net (loss) income	$(51,948)	$(250,947)	$(84,031)	$(148,872)

(Loss) earnings per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	31,558,889	21,000,000	30,584,000	21,000,000

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016

			Additional	Retained
	Common stock		paid-in	earnings
	Shares	Amount	Capital	(Deficit)	Total

Balance-December 31, 2015	30,000,000	$30,000	$214,176	$9,149	$253,325
Issuance of common stock for services	2,350,000	2,350	93,150	-	95,500
Net (loss)	-	-	-	(84,031)	(84,031)

Balance-September 30, 2016-unaudited	32,350,000	$32,350	$307,326	$(74,882)	$264,794

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(84,031)	$(148,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(73,719)	91,064
Deferred rent expense	36,877	76,315
Stock issuance for services	95,500	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	317,242	(796,667)
Decrease in prepaid expenses	79,830	-
(Decrease) increase in accounts payable	(692,502)	445,944
(Decrease) in corporate taxes payable	(31,574)	-
(Decrease) increase in deferred revenue	(553,624)	349,119
Increase in advances from clients	93,790	9,050

Net cash (used in) provided by operating activities	(812,211)	25,953

Cash flows from financing activities:
Proceeds from prepaid stock subscriptions	-	51,836

Net cash (used in) provided by financing activities	-	51,836

Net change in cash	(812,211)	77,789
Cash, beginning of period	1,093,755	82,572

Cash, end of period	$281,544	$160,361

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$22,167	$24,519

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the NINE MONTHS ended SEPTEMBER 30, 2016 and 2015

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

Basis of Accounting and Presentation

The unaudited interim financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the NINE MONTHS ended September 30, 2016 and 2015

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if required. On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on history of past write-offs and collections, when necessary. As of September 30, 2016, the Company considers all accounts receivable to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.

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

FOr the NINE MONTHS ended September 30, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit and Business Risk

The Company maintains its cash accounts at 3 commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures up to $250,000 per bank for the total of all depository accounts. At September 30, 2016, there were no cash balances in excess of the FDIC insured limits.

The following table represents certain information about the Company’s major customers which individually accounted for more than 10% of the Company’s gross revenue for the nine months ended September 30:

	2016
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$814,000	16.7%	$-	-
Customer 2	1,271,590	26.1%	218,650	27.4%

	2015
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$825,050	18.0%	$210,000	26.3%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of September 30, 2016 and December 31, 2015, the Company does not have a liability for any unrecognized tax benefits.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, loan from stockholder and advances from clients. As of September 30, 2016 and December 31, 2015, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. Basic and diluted shares outstanding are the same for the three and nine months ended September 30, 2015 and 2016. Total shares issuable upon the exercise of all outstanding stock options for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015

Common stock equivalents – stock options	2,200,000	-

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The Company has security deposits with the landlords of $266,021 as of September 30, 2016 and December 31, 2015.

5.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes deferred revenue when the services have been rendered. The deferred revenue at September 30, 2016 and December 31, 2015 was $0 and $553,624, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

6.	ADVANCES FROM CLIENTS

The services for H1B visas require prepayment to the Company which has been shown as advances from clients on the balance sheets.

The advances from clients at September 30, 2016 and December 31, 2015 were $157,469 and $63,679, respectively. The Company has received all the results on the 2016 H1B applications as of September 30, 2016, revenue was recognized for the cases selected, all remaining advances will be refunded by the end of 2016.

7.	RELATED-PARTY TRANSACTIONS

The loan from stockholder represents an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. The loan is due on demand.

The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in Columbia International College, Inc. (“CIC”). In the normal course of business, the Company conducts certain transactions with CIC. Included in accounts receivable is an amount due from CIC of $21,500 as of September 30, 2016 and December 31, 2015. The Company paid $25,000 and $245,000 for consulting services to CIC for the three and nine months ended September 30, 2016, respectively.

8.	LONG-TERM LOAN

On December 1, 2014, a third party, who is also a client, loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. The Company paid the interest for the first, second, and third quarter at the end of December, 2015. The Company paid the interest for the fourth quarter of 2015 in January 2016, which created a technical default for late payment. A waiver was issued on March 23, 2016 to waive this default. The Company paid the interest for each of the three months periods ended March 31, 2016, June 30, 2016 and September 30, 2016. Interest expense for the three and nine months ended September 30, 2016 and 2015 was $7,398, $22,167, $7,949, and $24,519, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

9.	LEASE COMMITMENTS

In December 2014, the Company entered into a lease for office space with an unrelated party, expiring on July 31, 2025. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was changed and commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental, utilities, real estate taxes, insurance and other operating expenses, the lease has been straight-lined for financial statement purposes which created deferred rent as shown on the balance sheets. In November 2015, the Company entered into a sublease agreement to lease space to an unrelated third party for a monthly rental of $3,000 for the first three months and $1,500 for the remainder of the lease term. The sublease commenced on December 1, 2015 and expires on November 30, 2016. In November 2015, the Company entered into another sublease agreement to lease space to an unrelated third party for a monthly rental of $20,000. The sublease commenced on April 1, 2016 and expires on March 31, 2017. The sublease income will be netted against the Company’s rent expense. The future rent income to be received in 2016 and 2017 will be $60,120 and $60,120, respectively. Rent expense, net of sublease income, was approximately $33,000, $168,000, $153,000 and $381,000 for the three and nine months ended September 30, 2016 and 2015, respectively.

Future minimum lease commitments are as follows:

Year Ending December 31,	Amount

2016	$360,606
2017	369,621
2018	378,862
2019	388,333
2020	418,604
Thereafter	2,105,734

Total	$4,021,760

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

10.	Income taxes

The component of deferred tax assets at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015

Net operating loss carry forwards	$73,719	$-

The (benefit) provision for income taxes for the three and nine months ended September 30 consist of the following:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2016	2015	2016	2015

Current	$(19,101)	$(44,365)	$(19,051)	$(13,813)
Deferred	(56,927)	(3,587)	(73,719)	91,064

Total	$(76,028)	$(47,952)	$(92,770)	$77,251

The Company’s tax returns are subject to examination by the federal, state and city taxing authorities. The 2012, 2013, 2014 and 2015 tax years are open and subject to examination by the taxing authorities. The Company is not currently under examination nor have they been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

10.	Income taxes (continued)

A reconciliation of the (benefit) provision for income taxes, with the amount computed by applying the statutory Federal income tax rate for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Tax at federal statutory rate	34.0%	(34.0)%	34.0%	(34.0)%
State and local taxes, net of federal benefit	10.8	(10.8)	10.8	(10.8)
Valuation allowance	-	44.8	-	44.8
Changes in tax reserves	14.6	0.0	7.7	0.0

Total	59.4%	0%	52.5%	0%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

11.	STOCK OPTIONS

On November 2015, the Board of Directors (the “Board”) adopted an Equity Incentive Plan (“Plan”). The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities. The awards may be in the form of incentive stock options and non-qualified stock options. The accumulated number of shares of stock reserved for issuance as of September 30, 2016 and December 31, 2015 are 2,200,000 and 400,000, respectively.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

11.	STOCK OPTIONS (continued)

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

June 30, 2016

Expected dividend yield	$-
Expected stock price volatility	0.01%
Risk free interest rate	0.32%
Expected life (years)	5 years

On August 29, 2016, the Company approved the issuance of non-qualified stock options for the purchase of an aggregate of 300,000 shares of common stock to an employee of the Company. 100,000 options vest on August 29, 2017 and expire on August 28, 2022 with an exercise price of $2.00 per share; 100,000 options vest on August 29, 2018 and expire on August 28, 2023 with an exercise price of $3.00 per share; 100,000 options vest on August 25, 2019 and expire on August 28, 2024 with an exercise price of $4.00 per share.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

August 29, 2016

Expected dividend yield	$-
Expected stock price volatility	0.01%
Risk free interest rate	0.32%
Expected life (years)	5 years

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

11.	STOCK OPTIONS (continued)

The Company will issue new shares of common stock upon the exercise of outstanding stock options. The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2015	400,000	$2.32	6.82 years	$-
Granted	1,800,000	2.54	7.10 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30, 2016	2,200,000	$2.50	6.92 years	$-

Vested and expected to vest at September 30, 2016	-	-	-	$-

Exercisable at September 30, 2016	140,000	$1.00	5.50 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and nine months ended September 30, 2016.

The estimated fair value of these options was $0 for the three and nine months ended September 30, 2016 and 2015, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

12.	ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2016, the Company issued 1,550,000 shares of common stock at $0.01 per share and 800,000 shares of common stock at $0.1 per share, respectively, for the exchange of consulting services from unrelated third parties.

13.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through November 14, 2016, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

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

For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the period ended December 31,2015, filed as of April 12, 2016

The following table sets forth information from our statements of operations for the three months and nine months period ended September 30, 2016 and 2015:

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues (Note 2)	$969,959	$1,650,061	$4,880,614	$4,583,541

Costs and expenses:
Consulting services	788,573	1,918,936	3,845,760	2,823,930
Application fees	5,700	4,898	53,272	28,558
General and administrative	306,071	634,141	1,165,985	1,803,619

Total costs and expenses	1,100,344	2,557,975	5,065,017	4,656,107

(Loss) income from operations	(130,385)	(298,538)	(184,403)	(72,566)
Other income (loss)	2,409	(361)	7,602	945

(Loss) income before (benefit from) provision for income taxes	(127,976)	(298,899)	(176,801)	(71,621)
(Benefit from) provision for income taxes	(76,028)	(47,952)	(92,770)	77,251

Net (loss) income	$(51,948)	$(250,947)	$(84,031)	$(148,872)

(Loss) earnings per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	31,558,889	21,000,000	30,584,000	21,000,000

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

Revenues from educational programs, executive services, and consulting services for the three month period ended September 30, 2016 were $.97 million, representing a decrease of $.68 million or 41% from $1.65 million in the three months period ended September 30, 2015. The decrease of revenue was mainly due to the Company’s decision to apply more strict standards on screening its clients. Our revenue of $.97 million for the three months ended September 30, 2016 consisted of student VIP-services refund of $.01 million, and consulting revenue to Company of $.98 million.

Consulting Services

Consulting services were part of our costs and expenses. We retain unrelated third parties to provide us with consulting services. For the three-month period ended September 30, 2016, this item was $.79 million, representing an decrease of $1.13 million or 59% from $1.92 million in the three months period ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, bad debt expense, interest expense, marketing, advertising and promotion, as well as fees for professional services and commission fees. Our general and administrative expenses were $.31 million for the three months ended September 30, 2016, and $.63 million for the three months ended September 30, 2015, a decrease of $.33 million or 52%. The decrease in general and administrative expenses is primarily attributable to the fact that the company’s decision to apply more strict standards on screening its clients. It led to a decrease of commission fees of $.36 million in the third quarter of 2016.

Income taxes

Income taxes for the three months ended September 30, 2016 relate principally to the adjusted estimation of 2016 state and city minimal tax liability, deferred tax assets based on current year profit and loss trend  and changes in tax reserves. Income taxes for the three months ended September 30, 2015 relate principally to the creation of a 50% valuation allowance for deferred tax assets principally for operating losses, due to the uncertainty in realizing the full tax benefits.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $.05 million, or loss of $0.00 per share basic and diluted, for the three months ended September 30, 2016, as compared to net loss of $.25 million, or a loss per share of $0.01 per share basic and diluted for the three months ended September 30, 2015. Our net loss was primarily attributable to the company’s decision to apply more strict standards on screening its clients.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

Revenues from educational programs, executive service, and consulting services for the nine months ended September 30, 2016 were $4.88 million, an increase of .30 million or 6% from $4.58 million for the nine months ended September 30, 2015. The growth was mainly driven by an increase in the number of clients engaging our student VIP services and an increase in demand for our institutional services from China due to the expansion of our business, offset by a decrease in parent services. Our revenue for the nine months ended September 30, 2016 of $4.88 million consisted of parent service of .05 million, student VIP-service of $.92 million, and consulting revenue to the Company service of $3.91 million.

Consulting Services

Consulting services were part of our costs and expenses. We retain unrelated third parties to provide us with consulting services. For the nine-month period ended September 30, 2016, this item was $3.85 million, representing an increase of $1.02 million or 36% from $2.82 million in the nine months period ended September 30, 2015. The increase in consulting services is primarily attributable to the increase in the demand of our services, which in turn increase the need for consulting services.

For nine month ended September 30, 2016, growth of revenue falls behind of consulting service because ever since the end of 2015, some clients took advantage of the open-ended nature of AEC’s agreement with its vender and kept engage the venders, therefore generating consulting service charges to AEC, after their contract with AEC has closed. This mismatch of non-revenue and cost prompted AEC to develop and apply more strict standards in screening its clients.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, bad debt expense, interest expense, marketing, advertising and promotion, as well as fees for professional services and commission fees. Our general and administrative expenses were $1.17 million for the nine months ended September 30, 2016, and $1.80 million for the nine months ended September 30, 2015, a decrease of $.64 million or 35%. The decrease in general and administrative expenses is primarily attributable to decrease of $.84 million of commission fees, $.21 million in rent expense, offset by increase of $.14 million in marketing and advertising expense, $.05 million in professional fees.

Income taxes

Income taxes for the nine months ended September 30, 2016 relate principally to reconciliation between 2015 tax liability based on estimation and based on filing, the estimation of 2016 state and city minimal tax liability and deferred tax assets based on current year profit and loss trend  and changes in tax reserves. Income taxes for the nine months ended September 30, 2015 relate principally to the creation of a valuation allowance for deferred tax assets principally for operating losses, due to the uncertainty in realizing the full tax benefits.

Net Loss

As a result of the foregoing, we had net loss attributable to the Company and its subsidiaries of $.08 million, or a loss of $0.00 per share basic and diluted, for the nine months ended September 30, 2016, as compared to net loss of $.15 million, or loss of $.01 per share basic and diluted for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our current assets primarily consist of cash and cash equivalents and accounts receivable. We have financed our operations through our cash from operations, and loans from our major stockholder. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

As of September 30, 2016, we had a working capital of $.36 million, a decrease of $.03 million or 7% from a working capital of $.39 million as of December 31, 2015. The decrease in working capital is the net effect of a decreasing cash, accounts receivable, prepaid expense and decreasing accounts payable and accrued expense, income tax payable, deferred revenue and advance from clients. The decrease in accounts receivable and decrease in accounts payable reflect the management’s efforts on timely collection and payment.

As of September 30, 2016, we had accounts receivable of $.80 million, a decrease of $.32 million from  accounts receivable $1.12 million as of December 31, 2015, mainly due to the mainly due to our establishing a new and more effective collection program.

As of September 30, 2016, we had cash and cash equivalent of $.28million, a decrease of $.81 million or 74% from $1.10 million as of December 31, 2015.

As of September 30, 2016, we do not have any deferred revenue, a decrease of $.55 million from December 31, 2015. The decrease was mainly due to the management’s decision to discontinue providing H1B visa-related services that generate deferred revenue and the recognition of existing deferred revenue services during 2016. See Note 2 “Revenue Recognition” and Note 5 of Financial Statement for more information.

The following tables sets forth selected cash flow information for the periods indicated:

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net (loss) income	$(84,031)	$(148,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(73,719)	91,064
Deferred rent expense	36,877	76,315
Stock issuance for services	95,500	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	317,242	(796,667)
Decrease in prepaid expenses	79,830	-
(Decrease) increase in accounts payable	(692,502)	445,944
(Decrease) in corporate taxes payable	(31,574)	-
(Decrease) increase in deferred revenue	(553,624)	349,119
Increase in advances from clients	93,790	9,050

Net cash (used in) provided by operating activities	(812,211)	25,953

Cash flows from financing activities:
Proceeds from prepaid stock subscriptions	-	51,836

Net cash (used in) provided by financing activities	-	51,836

Net change in cash	(812,211)	77,789
Cash, beginning of period	1,093,755	82,572

Cash, end of period	$281,544	$160,361

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$22,167	$24,519

Cash flow in Operating Activities

Net change in cash for the nine months ended September 30, 2016 was $-.81 million, compared to net cash used in operating activities of $.81 million for the nine months ended September 30, 2015. We had a net loss of $.08 million for the nine months ended September 30, 2016, minus effect of accounts payable settlement $.69 million, deferred revenue recognition $.55 million, offset by collection of accounts receivable of $.32 million, equity based payment of $.10 million. The net effect of change in cash was a decrease of $.81 million.

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

The Company has assessed all newly issued accounting pronouncements released during the three months ended September 30, 2016 and through the date of this filing, and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

Other than our H1B consulting service, we do not have a seasonal business cycle. Because the great majority of H1B applications are filed under the annual H1B quota cap system, the majority of our H1B related consulting services is provided to clients prior to April 1, and until the time when the quota cap for such year is fulfilled, typically sometime in April or the near future. Otherwise, our operating results from other business segments are generally derived evenly throughout the fiscal year.

Subsequent Events

The Company’s management has performed subsequent events procedures through November 14, 2016, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

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

As of September 30, 2016, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016. The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly listed company. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources on our internal accounting functions. However, the identified material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

ITEM 1A. RISK FACTORS

During the three and nine months ended September 30, 2016, there were no material changes to the risk factors previously disclosed in the “Risk Factors” Section in our annual report on Form 10-K for the period ended December 31, 2015, filed as of April 12, 2016.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2016, the Company issued an aggregate of 800,000 shares of common stock to three consultants in exchange for services provided. The Company recorded a fair value of $80,000 for these shares,

All of these shares were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated there under and/or Regulation S.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2016

AMERICAN EDUCATION CENTER, INC.

	By:	/s/ Jay McKeage
Jay McKeage
Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Max Chen
Max Chen
President, Chairman, Chief Financial Officer and Secretary
(Co-Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

