Form 10-K
period 2016-12-31
AMERICAN EDUCATION CENTER, INC.
filed 2017-04-17
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: (212) 825-0437

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $6,136,000.{1}

As of April 17, 2017, the registrant had 38,350,000 shares of common stock issued and outstanding.

1 There was no trading for our common stock as of June 30, 2016 and we took reference of the closing price of our common stock on April 14, 2017 (the latest trading information available to us).

EXPLANATORY NOTE

As used in this Annual Report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to American Education Center Inc. and all of our subsidiaries unless the context indicates otherwise.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to, those factors and conditions described under “Item 1A. Risk Factors” as well as general conditions in the economy, petrochemicals industry and capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1. Business

Overview

American Education Center Inc. was incorporated in Nevada (“AEC Nevada”) in May 2014 as a holding company, and operates through its wholly owned subsidiaries, American Education Center Inc., incorporated in the state of New York in 1999 (“AEC New York”) and AEC Southern Management Co., LTD, a company formed pursuant to the laws of England and Wales (the “AEC Southern UK”) and the subsidiaries of AEC Southern UK.

AEC New York was approved and licensed by the Education Department of the state of New York in 2003 to engage in education consulting service between the U.S. and China. For over seventeen years, AEC New York has devoted itself to international education exchange between China and the United States, by providing education and career enrichment opportunities for students, teachers, and educational institutions from both countries.

AEC Southern UK provides executive services, specifically, targeted and tailored executive training services to industrial clients in the food-related industries.

AEC Nevada acquired AEC Southern UK and its subsidiaries in 2016 pursuant to a Share Exchange Agreement (defined below), with AEC Southern UK’s wholly owned subsidiary, AEC Southern (Shenzhen) Management Co. Ltd (“AEC Shenzhen”) incorporated as a wholly owned foreign enterprise pursuant to PRC laws. AEC Nevada, AEC New York, AEC Southern UK and its subsidiaries are referred to as the “Company” hereinafter. AEC Southern UK, via AEC Shenzhen, to serve as a local platform for expanding the Company’s business in mainland China. Shenzhen, in the province of Guangdong, is designated by the People’s Republic of China as a Special Economic Zone (“SEZ”) City. SEZs are granted a more free-market oriented economic and regulatory environment, with business and tax policies designed to attract foreign investment and technology.

Our mission is to provide “one-stop comprehensive services” to international students and their families, educators, educational institutions and corporate entities. Our services include admission applications, visa application advice, accommodations and other consulting services to Chinese students who wish to study in the United States, placement services to qualified American educators to teach and live in China, as well as U.S. relocation services to employees of multi-national companies with U.S. operations.

Currently, we provide five types of consulting services:

•	Student & Family Services,
•	Institutional Services,
•	Student Exchange Programs,
•	Executive Services, and
•	Educator Placements.

Services to our clients are provided through the Company’s principal executive office in New York, NY , and AEC Shenzhen’s office in Shenzhen, China. For marketing, we engage local agents in Shenzhen in Guangdong province, Nanjing in Jiangsu Province, Chengdu in Sichuan Province, and Shanghai in China to promote our services to potential clients, and we plan to engage more agents in China in the future.

Share Exchange with AEC Southern Management Co. LTD.

On November  8, 2016, a certain share exchange agreement (the “Share Exchange Agreement”) was entered into by and among AEC Nevada, AEC Southern UK, Ye Tian (“Tian”), Rongxia Wang (“Wang”) (Tian and Wang, collectively, were the owners of record of 100% equity interest of AEC Southern UK) and Yangying Zou (“Zou”)) where AEC Nevada acquired AEC Southern UK as a 100% subsidiary, for a consideration of 1,500,000 shares of Common Stock. Additionally, AEC Nevada also agreed to appoint Zou to serve as the CEO of AEC Southern UK and agreed to issue to Zou an aggregate of 1,500,000 shares of Common Stock simultaneously as the closing of the transactions underlying the Share Exchange. The transactions underlying the Share Exchange Agreement is referred hereinafter as the Share Exchange Transaction, which was closed on the same day (the “Share Exchange Closing Date”). On March 27, 2017, the parties to the Share Exchange Agreement agreed to amend the Share Exchange Agreement so that the Share Exchange Agreement would take effect on October 31, 2016 and amend the Share Exchange Closing Date to be on October 31, 2016. As of the date of this report, we are in the process of issuing the shares of our Common Stock pursuant to the Share Exchange Agreement.

Corporate Structure

The corporate structure of the Company subsequent to the closing of the Share Exchange Agreement is illustrated as follows:

AEC Southern UK was incorporated on December 1, 2015 pursuant to the laws of England and Wales. AEC Southern Management Limited (“AEC HK”) was incorporated on December 29, 2015 pursuant to the laws of Hong Kong, and is a 100% owned subsidiary of AEC Southern UK. AEC Shenzhen was incorporated on April 15, 2016 as a wholly owned foreign enterprise pursuant to PRC laws, and is a 100% owned subsidiary of AEC HK. AEC HK, and AEC Shenzhen are hereinafter referred to as the “AEC Southern Subsidiaries”)

Upon closing of the Share Exchange Transaction, AEC Southern UK and its subsidiaries (AEC HK and AEC Shenzhen) became wholly owned subsidiaries of AEC Nevada.

The address of our principal executive offices and corporate offices is 2 Wall Street, Fl. 8, New York, NY 10005. Our telephone number is (212) 825-0437.

Our Business

American Education Center Inc. was incorporated in Nevada (“AEC Nevada”) in May 2014 as a holding company, and operates in the U.S. through its wholly owned subsidiary, American  Education Center Inc., incorporated in the state of New York in 1999 (“AEC New York”), and AEC Southern UK and the AEC Southern Subsidiaries. The Company is devoted to international education exchange and provides education-related consulting services such as educational and career enrichment opportunities to students, educators and educational institutions in both the People’s Republic of China and the United States.

AEC New York was approved and licensed by the Education Department of the State of New York in 2003 to engage in education consulting service between the U.S. and China. For over seventeen years, AEC New York has devoted itself to international education exchange between China and the United States, by providing education and career enrichment opportunities for students, teachers, and educational institutions from both countries.

AEC Southern UK and it subsidiaries were acquired by AEC Nevada in October 2016 pursuant to the Share Exchange Agreement, to serve as a local platform for expanding the Company’s business in mainland China. Shenzhen, in the province of Guangdong, is designated by the People’s Republic of China as a Special Economic Zone (“SEZ”) City. SEZs are granted a more free-market oriented economic and regulatory environment, with business and tax policies designed to attract foreign investment and technology.

Our mission is to provide “one-stop comprehensive services” to international students and their families, educators, educational institutions and corporate entities. Our services include admission applications, accommodations and other consulting services to Chinese students who wish to study in the United States, placement services to qualified American educators to teach and live in China, as well as U.S. relocation services to employees of multi-national companies with U.S. operations.

Currently, we provide five types of consulting services:

•	Student & Family Services,
•	Institutional Services,
•	Student Exchange Programs,
•	Executive Services, and
•	Educator Placements.

Services to our clients are provided through the Company’s principal executive office in New York, NY, as well as in Hong Kong and China at client sites through AEC Southern UK. For marketing, we engage local agents in Shenzhen in Guangdong province, Nanjing in Jiangsu Province, Chengdu in Sichuan Province, and Shanghai in China to promote our services to potential clients, and we plan to engage more agents in China in the future.

Our Student & Family Services provide guidance and consulting services to help our client students and their families throughout the school application and admission process, and continuing with their studying and living needs while they complete their degrees. Beyond graduation, we can continue to help them secure suitable internships and other career development opportunities in the United States.

Our Student & Family Services fall into three sub-categories: Academic, Life and Career.

The Academic offering focuses on providing admission services for Chinese students to study in the U.S., English as a Second Language (ESL) training program, and the Elite 100 program. For middle school students, we assist in providing information on U.S. high schools. We also help high school graduates with admissions applications to U.S. colleges and universities.

We place ESL teachers in our representative offices in China to conduct ESL programs. Students who enroll in this program receive preparation in taking ESL tests and will obtain certificates upon successfully passing these tests.

AEC’s Elite 100 Program provides consulting services to talented Chinese students to enable them to reach a comprehensive understanding of American politics, business, science, education, culture and other areas. We offer academic consulting services to these top Chinese students to apply to prestigious colleges and universities in the United States. In connection with our admission services, we assist these students in arranging campus tours, writing programs, tailored ESL language programs and interview guidance. After the students are admitted into U.S. colleges/universities, we provide consulting services in connection with applications for a second major, transfers, housing accommodations, accelerated degree applications and other services. We enroll the students in seminars and events in which we partner with other business organizations, governments, non-government organizations (“NGOs”), scholars and universities to help these students build social networks and cultivate their leadership skills. We also help arrange extracurricular activities tailored for each student, such as organized artistic endeavors including dance, music, painting, photography and other performance events to enrich their cultural experience.

Our Life program offers consulting services, including personalized VIP services, to assist our Chinese clients to settle in the U.S. so they can focus effectively on their studies, as well as VIP services for the families of our students to visit and/or settle in the U.S. The Company refers its customers to its business partners in the U.S. to assist the customers with purchasing real estate properties, organizing their personal financial management and investment needs, buying insurance and starting businesses. These VIP services provide “concierge services” personally tailored for our clients to meet almost all aspects of their needs during their stay in the U.S. Every VIP client has an exclusive consultant to help meet his or her needs and monitors their progress along the way, so that a customized career plan can be developed taking into consideration changing conditions. VIP services include high school enrollment, college applications, medical insurance, parental travel support, housing, legal and immigration status, internship, job application and referrals to financial and real estate investment advisory firms and other related services.

Our Career program focuses on clients’ career development by identifying internship and work opportunities that are suitable to their educational background and experience level. Through this program we strive to provide clients with potential career paths, assist them in every step of the way from academic improvement to career assistance. In addition, we introduce our student customers to companies and prospective employers that may potentially provide internships and part-time or full-time work opportunities to our student customers.

Our Institutional Services assist U.S. institutions such as middle schools, high schools, and universities and colleges, to enroll students from China by establishing alliances and strategic business partnerships with colleges and universities in China. Educational institutions in the U.S. retain us to reach, market to and recruit a broad population of prospective students. Although many U.S. educational institutions are interested in attracting more students from China to diversify their student bodies, they often have a difficult time marketing to and enrolling students from China often due to lack of understanding Chinese culture and access to qualified students. We serve as an international liaison to provide marketing services to students in China. We enter into agreements with U.S. schools to market their institutions, academic programs, local environment and their students’ lifestyle on their behalf

Pursuant to our Student Exchange Programs, we recruit and enroll Chinese students in U.S. educational institutions for Exchange Programs, whereby students will finish the remainder of their education and receive their diplomas in China.

Pursuant to our Executive Services, via AEC New York we provide services to Chinese and other multi-national corporate clients whose executives are moving to the U.S. for work. We assist them in all aspects of relocation as well as their preparation for visa applications, as well as offering a full range of family support services. Via AEC Southern UK, we provide targeted and tailored executive training services to industrial clients in the food-related industries. From time to time, our clients request us to create customized training courses for and run the courses for their senior executives in specific areas such as regulatory compliance, human resources management, organizational management, business model development, and government relations. To provide this type of training we work with third-party vendors to design one-week or two-week training programs conforming to our clients’ specifications. We organize and arrange the training sessions, while the instructors are outsourced from our vendors.

Finally, our Educator Placement services are designed to meet the increasing demands for foreign teachers in both the U.S. and China. Our program helps teachers in the U.S. or China who plan to gain experience in another country find the most suitable positions. We also recruit and place native English speaking teachers for our clients and business partners in China, and recruit and place Chinese-speaking teachers in U.S. educational institutions.  In order to ensure that educators experience a smooth transition, we also provide local services to educators, which include settlement services, financial services, assistance with insurance coverage, tax services, living services, as well as business consulting services.

Growth Strategy

We intend to expand our business both organically and by acquisition.

Organic Growth. We may our sales efforts to create organic growth from existing clients. From our existing client base, we provide the highest level of individual services to help our clients in any way to have a smooth transition to the U.S., including visa consulting services, travel guides, life advice, investment consulting and other services. In addition, growing our existing relationships is key. Through over 17 years of continuous growth, we have built significant industry credibility and a solid reputation, which enables us to partner with quality third-party businesses in providing services to our clients when needed, which provides quality services efficiently and at a competitive cost.

Growth by Acquisition. We may grow our business through the acquisition of marketing teams and educational institutions, both in the U.S. and abroad, through a careful, gradual and targeted approach mindful of the Company’s financial resources. Our acquisition of AEC Southern and its subsidiaries that has operation in Shenzhen, Guangdong, China, is the first step in the international acquisition process. Using this business as a platform for expansion, in the coming months and years we expect to enhance our educational and industrial training businesses through the addition of China-based companies and personnel in complementary areas of activity.

Industry

The demand for global education is growing rapidly in China, and the United States remains the top choice for Chinese students wishing to study abroad. According to a report published in 2014 by the Ministry of Education of the People’s Republic of China, more than three million Chinese students had studied in a foreign country.

The number of Chinese students entering the U.S. for study grew sharply in 2006, when Congress loosened restrictions on student visas from China for the first time since the tragic events of September 11, 2001, and this trend has continued strongly since then. Accordingly there is a large and growing number of Chinese students in the U.S. seeking a broad range of acclimation support and services, including education consulting services. We strive to become a bridge for these students with our service offerings.

 According to Project Atlas, a collaborative global research initiative led by the Institute of International Education, in the academic year 2015-2016, the total number international students studying in the U.S. (in both public and private institutions) was 1,043,839, of which 328,547, or 31.5%, were Chinese nationals. For the academic year 2014-2015, the comparable figures were 974,926 international students in the U.S., of whom 31.2% or 304,040 were Chinese.  This growth trend has been in place for several years. However, with the current political environment in Washington, DC regarding visas and immigration, it is not known whether it will continue in the future.

Moreover, the number of U.S. students studying in China, while smaller, is also experiencing steady growth. According to China’s Ministry of Education, this figure was 21,875 in 2015, the most recent available data, representing growth of over 50% over the preceding five years. The Company believes that this figure will continue to grow as well, as both the U.S. and Chinese governments have encouraged public and private programs supporting Chinese-American education exchange and cooperation.  At the top levels of government, recent communications between U.S. Secretary of State Rex Tillerson, and China’s Foreign Minister Wang Yi and State Councilor Yang Jiechi have newly emphasized the crucial importance of the U.S.-China bilateral relationship in the global political and economic spheres.

Competition

The education consulting business in China is rapidly evolving, highly fragmented and competitive, and we expect competition in this sector to persist and intensify. We face competition from a number of companies in each of the major service segments we offer and each geographic market in which we operate, including the following:

Boya Elite International, based in China, offers overseas educational programs for students and executives from China.

The Study Abroad Foundation, an international university network based in Indiana, advises study-abroad host educational institutions on attracting international students and structuring study abroad programs according to the needs of international students.

Taisha.org, based in China, provides students high school/college application services including application evaluation, planning (mentor one-on-one), preparation for exams (TOEFL, GMAT, GRE, SAT, etc.), and application processing assistance. They also help students find internship and full-time job opportunities.

New Oriental Education & Technology Group, Inc., NYSE-listed and based in China, offers a range of educational services, including language training, test preparation, K-12 all-subjects training, international study consulting, career services for overseas returnees, global study tours, and online education.

Finally, several China-based enterprises offer English as a Second Language (“ESL”) preparation courses from companies that offer similar preparation courses in China.

With respect to the industrial executive training programs that we offer through our AEC Southern UK and its subsidiaries, we face substantial competition from local providers of similar services, including Weifang Baina Accreditation Consulting Co., Ltd, Deen (Guangzhou) Accreditation Consulting Co. Ltd,, and Zhengzhou Boda Quality System Certification Consulting Co., Ltd.

However, we believe that our competitors do not integrate and provide services in all of the major segments in which we operate (for students, institutions, and educators) as well as we do. We believe that our principal competitive advantages include the following:

•	provide one-stop integrated services to students, teachers, and institutions;

•	brand recognition and reputation;

•	a business model that aligns personalized services to the specific needs of students and institutions;

•	overall customer satisfaction;

•	size and coverage of service network and proximity of services to customers;

•	scope, quality and consistency of service.

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

Operations

Since 1999, the Company has been devoted to international education exchange by providing education-related consulting services such as educational and career enrichment opportunities to students, educators and educational institutions in both the PRC and the United States. The Company’s mission is to provide “one-stop comprehensive services” to international students and their families, educators, educational institutions and corporate entities. Our services include admission applications, visa application advice, accommodations and other consulting services to Chinese students who wish to study in the United States, placement services to qualified American educators to teach and live in China, as well as U.S. relocation services to employees of multi-national companies with U.S. operations.

In addition to supporting AEC New York’s education consulting services, AEC Southern UK and AEC Southern Subsidiaries also provide executive services, specifically targeted and tailored executive training services in its local market. Currently we have two commercial clients in the packaged food import / export business who from time to time request from us customized training courses in specific areas such as food industry regulation compliance in various geographical regions, ISO 9001 compliance, human resources management, organizational management, business model development, and government relations. Our clients provide us with specifications as to the areas in which they wish us to provide training to their executives, whereupon we work with our vendors to design training programs for one-week or two-week or as needed, conforming to our clients’ specifications. We organize and arrange the training sessions, while the instructors are outsourced from our vendors.

We intend at this time to expand this business model to other, similarly regulated industries, such as food supplements and pharmaceuticals.

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

Sponsorships. We are proud sponsors of Chinese Student Associations in various higher education institutions in the Greater New York Area. We regularly promote our services to members and students of the various Chinese Student Associations and are regularly present at events held by such Associations. This is another steady source of business for us.

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

Acquisitions. Most importantly, the Company plans to further engage in acquiring other education consulting Chinese companies in our industry or our competitors in China. Mergers and acquisitions will help the Company acquire a broader additional customer base, allowing us to generate more revenue. We hope to acquire such target companies by a combination of cash payment and issuance of equity in AEC Nevada.

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

The Company leased office space from an unrelated third party for a period from March 2014, to May 31, 2016. This lease agreement required a monthly rental of $13,554, and was terminated in December 2015.

AEC Shenzhen leases office space from an unrelated third party for a period from April 1, 2016 to March 31, 2018. This lease agreement requires a monthly rental of RMB 2,000 (approximately US$290).

We believe our facilities are sufficient for our business operations.

Employees

As of the filing date hereof, the Company has 12 full-time employees, and 33 independent contractors. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not a party to, any off-balance sheet arrangements.

Seasonality

AEC New York typically experiences seasonal fluctuations in its revenues and results of operations, primarily due to quarterly changes in student enrollments resulting from admission seasons. AEC Southern UK does not experience substantial seasonality in its revenues.

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

The private education sector in China is rapidly evolving, highly fragmented and competitive, and we expect competition in this sector to persist and intensify. We face competition in each of the major programs we offer and each geographic market in which we operate. For example, we face competition for our student services from Boya Elite International, which offers overseas educational programs for students and business leaders from China. We face competition from The Study Abroad Foundation for our institutional services, which advises study-abroad host educational institutions on attracting international students and better structuring study abroad programs according to the needs of international students. We also face nationwide competition for our English as a Second Language (“ESL”) preparation courses from companies, which offer similar preparation courses in China. Refer to Business – Competition for more detailed information.

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

The uncertainty involving the immigration policies of the current administration of the U.S. could have significant adverse effects on the demand for our business, and may negatively impact our results of operation.

The current U.S. administration has evoked uncertainty among international students, and overseas business owners who wish to travel to the U.S. for education opportunities and business opportunities, respectively. Our business model and revenue depends on the demand of international students and overseas business owners, and as such, could have a negative impact in our results of operation.

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

For our AEC New York operations, we have experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations, primarily due to quarterly changes in student enrollments resulting from admission seasons. Historically, we receive deposits for our services during the second and third quarters of our fiscal year that usually lead to increased revenues during the subsequent quarters. However, deposits are refundable and thus, if the student client is not accepted to the college or university (normally in the third and fourth quarters of our fiscal year) our revenues during these quarters may be lower than in previous quarters. In addition, because these deposits can be refundable, revenue cannot be recognized until we successfully complete our services and our student clients receive admission offers to higher education institutions. These fluctuations could result in volatility and adversely affect our operations from one quarter to the next. As our revenues grow, these seasonal fluctuations from AEC New York’s business operations may become more pronounced.

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

Historically, our core business has been student admission services for college and graduate degree programs, educator placement, and recruiting and consulting services to higher educational institutions between the United States and China. We continually develop ideas for new services to expand our business and client base and we launch new projects on a regular basis. Some of these new service offerings have not generated significant revenues to date, and we have, necessarily, less experience responding quickly to changes, competing successfully and maintaining and expanding our brand in such new project areas. Consequently, there is limited operating history on which you can base your evaluation of the business and prospects of these relatively newer operations.

The continuing efforts of our senior management team and other key personnel are important to our success, and our business may be harmed if we lose their services.

The continuing services of our senior management team is very important to us, in particular, those of Max Chen, our founder and Chairman, who has been with AEC New York since its inception in 1999. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily, and our business may be disrupted or suffer from their departure. Competition for experienced management personnel in the private education sector is intense, the pool of qualified candidates is limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose teachers, students, and key professionals and staff members.

Some of Our Officers and Our Director have limited public company experience, which could result in their inability to properly manage Company affairs.  The Company’s needs could exceed the level of experience they may have.

Currently, the responsibility of fulfilling the reporting requirements of a public company falls upon the officers and director of the Company.  Our President and sole director, Mr. Max P. Chen and our CEO, both have limited experiences in complying with the various rules and regulations that are required of a public company, and as a result, he may not be able to successfully operate a public company, even if the Company’s operations are successful.  Additionally, while each of the Company’s officers and director will use their best judgment to resolve all potential conflicts of interest, we cannot guarantee that any potential conflicts can be avoided or resolved.  In the event they are unable to fulfill any aspect of their duties to the Company attributable to potential conflicts of interest, the Company may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of its business.

Furthermore, the management of future growth will require, among other things, continued development of the Company’s financial and management controls and management information systems, stringent control of costs, increased marketing activities, ability to attract and retain qualified management, research and marketing personnel. The Company’s business plan currently does not provide for the hiring of any additional employees, other than outlined in its Plan of Operations, until operation can support the expenses.  Until that time, the responsibility of developing the Company’s business, and fulfilling the reporting requirements of a public company will fall upon the officers and sole director of the Company.

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

Regarding intermediate and consulting business activities relating to self-funded overseas studying, the Ministry of Education (“MOE”), the Ministry of Public Security and the SAIC jointly issued the Administrative Regulations on Intermediate Services for Overseas Studies with Private Funds and their Implementing Rules in 1999, which require that any intermediate service organization engaged in such services procure from the MOE the Recognition on the Intermediate Service Organization for Self-funded Overseas Studies.

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

We are subject to the United States Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove ineffective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could adversely impact our business, operating results and financial condition.

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

We do not currently have independent audit or compensation committees. As a result, our sloe director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

There may not be an active, liquid trading market for our equity securities.

Our common stock trades exclusively on the OTCQB Marketplace since September 2016. Trading volumes on the OTCQB Marketplace can fluctuate significantly, which could make it difficult for investors to execute transactions in our securities and could cause declines or volatility in the prices of our common stock.

If the price of our common stock is volatile when we are trading, purchasers of our shares of common stock could incur substantial losses.

When and if an active market develops for our securities, the market price of our Common Stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn; changes in the laws that affect our products or operations; competition; compensation related expenses; application of accounting standards; and our ability to obtain and maintain all necessary regulatory and industry certifications and/or approvals to conduct our business. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

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

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulations of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. Our management has invested significant management time and financial resources to comply with existing standards for public companies, any changes in these standard could which could lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our main executive office located at 2 Wall Street, Fl. 8, New York, NY 10004. This lease agreement currently requires a monthly rental of $30,297 and expires on July 31, 2025, subject to annual inflation adjustments.

AEC Shenzhen leases office space from an unrelated third party for a period from April 1, 2016, to March 31, 2018. This lease agreement requires a monthly rental of RMB 2,000 (approximately US$290).

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC.QB under the symbol “AMCT” and has very limited trading. The closing price for our Common Stock on the OTC.QB on April 14, 2017 was $0.16 per share. Prior to September 2016 there was no publicly quoted price for our common stock.

	Low Price	High Price
First Quarter 2017	$0.10	$0.90
Fourth Quarter 2016	$0.10	$0.55
Third Quarter 2016	$1.01	$0.06
Second Quarter 2016	$-	$-
First Quarter 2016	$-	$-

Stockholders of Record

As of April 17, 2017, we have 84 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

VStock Transfer, LLC, at 77 Spruce Street, Suite 201, Cedarhurst, New York 11516, is the transfer agent for our common stock.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Options, Warrants, Convertible Securities

Currently, we do not have any warrants, options or convertible securities outstanding other than those disclosed already disclosed in the quarterly reports on Form 10-Q in the fiscal year 2016 and current affair reports on Form 8-K, and the following.

On July 1, 2016, the Company issued non-qualified stock options for the purchase of 1,500,000 shares of Common Stock to certain employees and persons affiliated with the Company. 500,000 options vest on July 1, 2017 and expire on June 30, 2022 with an exercise price of $1.00 per share; 500,000 options vest on July 1, 2018 and expire on June 30, 2023 with an exercise price of $2.00 per share; 500,000 options vest on July 1, 2019 and expire on June 30, 2024 with an exercise price of $3.00 per share.

In December 2016, the Company issued stock options for the purchase of 1,000,000 shares of Common Stock to a non-related third-party consultant, where a third on December 31, 2016 and expires on December 31, 2022, exercise price of $1.00 per share; another third on December 31, 2016 and expires on December 31, 2023, exercise price of $2.00 per share; and the last third on December 31, 2019 and expires on December 31, 2024, exercise price of 3.00 per share.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Agreements

We have a 2015 Equity Compensation Plan in place with 10,000,000 shares reserved for issuance. Our Board of Directors may adopt one or more equity compensation plans in the future.

Recent Sales of Unregistered Securities

As disclosed in the Form 8-K filed on January 6, 2017, we issued 6,000,000 shares of common stock to Qi Wu pursuant to a service agreement dated December 31, 2016.

As disclosed in Form 8-K filed on November 14, 2016 and Item 1 of this Form 10-K, we agreed to issue an aggregate of 1,500,000 shares of common stock to Tian and Wang to purchase 10,000 shares of ordinary shares representing 100% of the issued and outstanding ordinary shares of AEC Southern UK, pursuant to the Share Exchange Agreement, and simultaneously, 1,500,000 shares of Common Stock to Zou for services to be rendered, in form of deferred compensation. As of the date of this report, we are in the process of issuing the shares of our Common Stock pursuant to the Share Exchange Agreement.

On June 20, 2016, the Company issued 100,000 shares of Common Stock to WEISHOU LI, a related third-party, for a price of $0.01 per share, for consulting services rendered.

On June 20, 2016, the Company issued 80,000 shares of Common Stock to SHUMEI ZHANG, an unrelated third-party, for a price of $0.01 per share, for consulting services rendered.

On June 20, 2016, the Company issued 100,000 shares of Common Stock to AILIN LU, an unrelated third-party, for a price of $0.01 per share, for consulting services rendered.

On June 20, 2016, the Company issued 1,000,000 shares of Common Stock to GUANG GUANG QIN, a related third-party, for a price of $0.01 per share, for consulting services rendered.

On June 24, 2016, the Company issued 100,000 shares of Common Stock to FENG ZOU, a related third-party, for a price of $0.01 per share, for consulting services rendered.

On June 24, 2016, the Company issued 60,000 shares of Common Stock to ZHAO LI, an unrelated third-party, for a price of $0.01 per share, for consulting services rendered.

On June 27, 2016, the Company issued 10,000 shares of Common Stock to TSE SAN TAN, an unrelated third-party, for a price of $0.01 per share, for consulting services rendered.

On June 27, 2016, the Company issued 100,000 shares of Common Stock to JUNXIAN CHEN, an unrelated third-party, for a price of $0.01 per share, for consulting services rendered.

On September 29, 2016, the Company issued 100,000 shares of Common Stock to WEISHOU LI, a related third-party, for a price of $0.10 per share, for consulting services rendered.

On September 29, 2016, the Company issued 100,000 shares of Common Stock to SIHAN LIU, an unrelated third-party, for a price of $0.10 per share, for consulting services rendered.

On September 29, 2016, the Company issued 600,000 shares of Common Stock to CASB VENTURES LLC, a related third-party, for a price of $0.10 per share, for consulting services rendered.

All of the securities referenced above are offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S promulgated thereunder.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

As disclosed in Form 8-K filed on November 14, 2016 and Item 1 of this Form 10-K, we purchased 10,000 shares of ordinary shares representing 100% of the issued and outstanding ordinary shares of AEC Southern Management Co., LTD., from Tian and Wang in consideration of the issuance of 1,500,000 shares of common stock of the Company to Tian and Wang, and 1,500,000 shares of common stock of the Company to Zou for service as deferred compensation. As of the date of this report, we are in the process of issuing the shares of our Common Stock pursuant to the Share Exchange Agreement.

Where You Can Find Additional Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report and the other reports we file with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements.

Overview

AEC Nevada was incorporated in May 2014 as a holding company, and operates in the U.S. through its wholly owned subsidiary, AEC New York, operates in China through its wholly owned subsidiaries, AEC Southern UK and the AEC Southern Subsidiaries. Through our AEC New York operation, we are devoted to international education exchanges and provide education-related consulting services such as educational and career enrichment opportunities to students, educators and educational institutions in both the PRC and the United States. Our mission is to provide “one-stop comprehensive services” to international students, educators, educational institutions and corporate entities. Our services include admission applications, visa applications, living accommodations and other consulting services to Chinese students who wish to study in the United States, placement services to qualified American educators to teach and live in China, as well as U.S. relocation services to employees of multi-national companies with U.S. operations.

AEC Southern UK and AEC Southern Subsidiaries currently focus on providing executives services, specifically, tailored executive and staff training and consulting. Since AEC Nevada’s acquisition of AEC Southern UK and AEC Southern Subsidiaries in October 2016, the Company has provided tailored executive services to assist executives in the food industry businesses in meeting the ISO and FDA standards.

There are two separate operating groups within AEC. In combination, they provide five types of consulting services.

•	Student & Family Services,
•	Institutional Services,
•	Student Exchange Programs,
•	Executive Services, and
•	Educator Placements.

Our Student & Family Services provide guidance and consulting services to help our client students and their families throughout the school application and admission process, and continuing with their studying and living needs while they complete their degrees. Beyond graduation, we can continue to help them secure suitable internships and other career development opportunities in the United States.

Our Student & Family Services fall into three sub-categories: Academic, Life and Career.

The Academic offering focuses on providing admission services for Chinese students to study in the U.S., English as a Second Language (ESL) training program, and the Elite 100 program. For middle school students, we assist in providing information on U.S. high schools. We also help high school graduates with admissions applications to U.S. colleges and universities.

We place ESL teachers in our representative office in China to conduct ESL programs. Students who enroll in this program receive preparation in taking ESL tests and will obtain certificates upon successfully passing these tests.

AEC’s Elite 100 Program provides consulting services to talented Chinese students to enable them to reach a comprehensive understanding of American politics, business, science, education, culture and other areas. We offer academic consulting services to these top Chinese students to apply to prestigious colleges and universities in the United States. In connection with our admission services, we assist these students in arranging campus tours, writing programs, tailored ESL language programs and interview guidance. After the students are admitted into U.S. colleges/universities, we provide consulting services in connection with applications for a second major, transfers, housing accommodations, accelerated degree applications and other services. We enroll the students in seminars and events in which we partner with other business organizations, governments, non-government organizations (“NGOs”), scholars and universities to help these students build social networks and cultivate their leadership skills. We also help arrange extracurricular activities tailored for each student, such as organized artistic endeavors including dance, music, painting, photography and other performance events to enrich their cultural experience.

Our Life program offers consulting services, including personalized VIP services, to assist our Chinese customers to settle in the U.S. so they can focus effectively on their studies, as well as VIP services for the families of our students to visit and/or settle in the U.S. The Company refers its customers to its business partners in the U.S. to assist the customers with purchasing real estate properties, organizing their personal financial management and investment needs, buying insurance and starting businesses. These VIP services provide “concierge services” personally tailored for our clients to meet almost all aspects of their needs during their stay in the U.S. Every VIP client has an exclusive consultant to help meet his or her needs and monitors their progress along the way, so that a customized career plan can be developed taking into consideration changing conditions. VIP services include high school enrollment, college applications, medical insurance, parental travel support, housing, legal and immigration status, internship, job application and referrals to financial and real estate investment advisory firms and other related services.

Our Career program focuses on clients’ career development by identifying internship and work opportunities that are suitable to their educational background and experience level. Through this program we strive to provide clients with potential career paths, assist them in every step of the way from academic improvement to career assistance. In addition, we introduce our student customers to companies and prospective employers that may potentially provide internships and part-time or full-time work opportunities to our student customers.

Our Institutional Services assist U.S. institutions such as middle schools, high schools, and universities and colleges, to enroll students from China by establishing alliances and strategic business partnerships with colleges and universities in China. Educational institutions in the U.S. retain us to reach, market to and recruit a broad population of prospective students. Although many U.S. educational institutions are interested in attracting more students from China to diversify their student bodies, they often have a difficult time marketing to and enrolling students from China often due to lack of understanding Chinese culture and access to qualified students. We serve as an international liaison to provide marketing services to students in China. We enter into agreements with U.S. schools to market their institutions, academic programs, local environment and their students’ lifestyle on their behalf

Pursuant to our Student Exchange Programs, we recruit and enroll Chinese students in U.S. educational institutions for Exchange Programs, whereby students will finish the remainder of their education and receive their diplomas in China.

Pursuant to our Executive Services, we provide services to Chinese and other multi-national corporate clients whose executives are moving to the U.S. for work. We assist them in all aspects of relocation as well as their preparation for visa applications, as well as offering a full range of family support services.

Included in our Executive Services offerings are targeted and tailored executive training services provided through our AEC Southern subsidiary. Currently we have two industrial clients who from time to time request from us customized training courses for their senior executives in specific areas such as regulatory compliance, human resources management, organizational management, business model development, and government relations. To provide this type of training we work with third-party vendors to design one-week or two-week training programs conforming to our clients’ specifications. We organize and arrange the training sessions, while the instructors are outsourced from our vendors.

Finally, our Educator Placement services are designed to meet the increasing demands for foreign teachers in both the U.S. and China. Our program helps teachers in the U.S. or China who plan to gain experience in another country find the most suitable positions. We also recruit and place native English speaking teachers for our clients and business partners in China, and recruit and place Chinese-speaking teachers in U.S. educational institutions.  In order to ensure that educators experience a smooth transition, we also provide local services to educators, which include settlement services, financial services, assistance with insurance coverage, tax services, living services, as well as business consulting services.

Please refer to Item 1 Business of this Form 10-K for more information about our operations.

Pursuant to Accounting Standard Codification 280 “Segment Reporting” (“ASC 280”), we are required to identify reportable segments. Given the following criteria, we identify AEC has two reporting segments: AEC US and AEC Southern UK: 1. These two segments engage two sets of customers and venders to generate revenue and incur expenses; 2. Separate financial information is generated for these two segments and; 3. Based on these financial reports and other segment specific information, the chief operating decision maker determines the resources to be allocated and evaluate the performance, of each segment.

Significant Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York and AEC Southern. All significant intra company accounts and transactions have been eliminated in consolidation.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2016 and 2015, the Company does not have a liability for any unrecognized tax benefits.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We have determined the significant principles by accounting policies that involve the most complex and subjective decisions or assessments. While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Both operating groups are reported under the same accounting policies/estimations.

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

Revenues are recognized on principal standing as AEC UK and AEC US companies meet the following criteria: a. AEC assumes primary obligation in the arrangements, b. AEC has latitude in setting price charged to customers, c. AEC has the ability to change the products delivered or service provided, d. AEC has discretion in vender selection, f. AEC determines the product and service specifications and e. AEC assumes credit risks.

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

Results of operation

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Revenues	$13,674,475	$9,012,181

Costs and expenses:
Consulting services	9,814,773	6,047,357
Application fees	53,272	36,312
General and administrative	2,866,891	2,341,232

Total costs and expenses	12,734,936	8,424,901

Income from operations	939,539	587,280
Other (loss) income	(4,264)	1,366

Income before provision for income taxes	935,275	588,646
Provision for income taxes	215,717	334,621

Net income	$719,558	$254,025

Earnings per share - basic and diluted	$0.02	$0.01

Weighted average shares
outstanding, basic and diluted	32,042,704	22,425,000

Revenue

There are two segments operating under AEC, AEC New York and AEC Southern UK.

AEC New York business is principally consulting services and student VIP services regarding language training, job placement and academic tutorials.

AEC Southern UK business currently focuses on tailored executive and staff training and consulting. For the last two month of 2016, these services are tailored to assist businesses in the food industry in meeting the ISO and FDA standards.

Revenue for the year ended December 31, 2016 increased by $4,662,294 or 51.73%, to $13,674,475 from $9,012,181 for the year ended December 31, 2015.

Our revenues are generated from consulting services to individuals and companies including our Elite 100 services and Executive services, parent services and student VIP services. With the commencement of operation of AEC Southern UK in November 2, 2016, we now offer food safety compliance/consulting services. These services are currently being utilized by two companies in the PRC. Revenue from these services was $6,050,000 for the year ended December 31, 2016. Consulting revenue from companies increased by $4,764,862 or 64.10% to $12,198,164 for the year ended December 31, 2016 from $7,433,302 for the prior year. The increase is primarily due to the expansion of our services specifically the food safety compliance/consulting services in China, which contributed $6,050,000 to the overall increase. The AEC New York consulting service to companies declined by $1,285,138. The reason for the decline was mainly attributable to tighter foreign currency regulations by the Chinese government. To prevent foreign currency outflow, the Chinese bureau of foreign currency administration issued a notice in September 2015, and followed it up with an online monitoring systems to deter and monitor so called “Ant Moving” (multiple purchases with relatively small amount for the same underlying foreign currency demand) currency exchange.

These regulations hurt AEC US’s business because customers that are not regulatory savvy are deterred from or punished for collecting enough foreign currency to pay the bill. We either have to drop potential clients because uncertainty in collection or the clients redirect their services to companies with multi currency payment method.

Parent services decreased by $104,571 or 68.70% to $47,649 for the year ended December 31, 2016 from $152,220 for the prior year. The decrease was due to the decision of our Company to focus on student-related services and company-related services.

Student VIP services increased by $2,003 or 0.14% to $1,428,662 for the year ended December 31, 2016 from $1,426,659 for the prior year. The increase was mainly due to an increasing demand for our VIP services in accordance with the growing number of PRC students studying in the U.S, offset by the effect of tightened foreign currency regulation by the Chinese government.

The increase in revenue in 2016 was a result of expansion in our operations related to the variety of services we provide to our clients. We have more referrals from past and current clients, and have been focusing on the development and promotion of our education-related services in our main market, the PRC, through partnering with additional marketing agents in tier-one cities and opening representative offices in our main local markets in the PRC, in order to attract more clients.

In the past, we have benefited from increasing demand for education-related services in the PRC in the last decade. This increase was driven by the overall economic growth, the rise in household disposable income and household spending on education, as well as the trend of welcoming Chinese students in U.S. universities and colleges.

Revenue by reporting segments are broken down as following: AEC US, total revenue $7,624,475, consist of consulting revenue to company $6,148,164, parent service $47,649 and student VIP service $1,428,662; AEC Southern UK, total revenue $6,050,000, all of which was consulting revenue to company.

Cost and Expenses

Our overall cost and expenses increased by $4,310,035 or 51.16% to $12,734,936 for the year ended December 31, 2016, from $8,424,901 for the prior year.

Cost and expenses for providing our services to our clients is comprised of the cost of third-party consulting services, application fees.

Consulting Services

Consulting services include fees we pay to third parties who we outsource some of our services to. Consulting services increased by $3,767,416 or 62.30% to $9,814,773 for the year ended December 31, 2016, from $6,047,357 for the prior year. The increase in consulting services was mainly due to the rapid expansion of our business operations that warranted an increase in accordance with the increased need for third-party consulting services, especially in China where we heavily rely on outside consultants to provide food safety/compliance services. We expect our consulting services to increase in accordance with further expansion of our business operation.

Consulting services cost by reporting segment are broken down as following: AEC US, cost of consulting services $5,647,719; AEC Southern UK, cost of consulting services $4,167,054.

General and Administrative Expenses

Administrative expenses increased by $525,659 or 22.45%, to $2,866,891 for the year ended December 31, 2016, from $2,341,232 for the prior year. This was mainly due to the increase in professional fees ($258,722), marketing expenses ($766,617), equity based compensation ($530,764) and bad debt expense ($332,050), offset by decrease in commission ($1,109,109) and rent expense ($363,533). These changes were due to the expansion of our business and extending line of credit, which required an increase in qualified personnel, professional services, and marketing and shifting more to relying on outside consultant to provide certain services.

General and administrative expenses by reporting segment are broken down as following: AEC US, total general and administrative expenses $2,434,885; AEC Southern UK total general and administrative expenses $432,006. AEC Southern UK’s low expenses counts was the result of 2 factors: 1. AEC Southern UK, being a recently found up company, has less expenses relates to an aging company, for example, payroll, insurance and bad debt expense, 2. Some major expenses are incurred by AEC US, for example, legal and professional.

Income Taxes

The provision for income tax was $215,717 for the year ended December 31, 2016, a decrease of $118,904 or 35.53% from $334,621 for the year ended December 31, 2015. This is the result of a combination between tax benefit we get from the operating losses from AEC New York and tax provision from operating income from AEC Southern UK business.

Income tax by reporting segment is broken down as following: AEC US, tax benefit of $116,470, AEC Southern UK, tax expense of $332,187.

Net Income

As a result of the foregoing, we had net income of $719,558, or return of $0.02 per share basic and diluted, for the year ended December 31, 2016, as compared to net income of $254,025 or return of $0.01 per share basic and diluted, for the year ended December 31, 2015.

Net income is broken down by reporting segments as following: AEC US net loss of ($629,053), AEC Southern UK net income of $1,348,611.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2016	2015

Current assets:
Cash	$2,290,429	$1,093,755
Accounts receivable, net of allowance for doubtful accounts of $63,000 at December 31, 2016	2,887,837	1,114,280
Prepaid expenses	61,600	96,000

Total current assets	5,239,866	2,304,035

Noncurrent assets:
Deferred compensation	3,315,001	-
Deferred income taxes	97,936	-
Intangible assets, net	578,769	-
Security deposits	266,021	266,021

Total noncurrent assets	4,257,727	266,021

TOTAL ASSETS	$9,497,593	$2,570,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,452,231	$994,291
Corporate taxes payable	511,355	216,812
Deferred revenue	177,132	553,624
Advances from clients	-	63,679
Loan from stockholders	113,906	88,551

Total current liabilities	4,254,624	1,916,957

Noncurrent liabilities:
Deferred rent	155,707	104,195
Long-term loan	295,579	295,579

Total liabilities	4,705,910	2,316,731

Stockholders’ equity:
Preferred stock, $0.001 par value;
20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value;
180,000,000 shares authorized; 41,350,000 and 30,000,000 shares
issued and outstanding, at December 31, 2016 and December 31, 2015 (Note 13)	41,350	30,000
Additional paid-in capital	4,021,626	214,176
Retained earnings	728,707	9,149

Total stockholders’ equity	4,791,683	253,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,497,593	$2,570,056

Liquidity and Capital Resources

Our current assets primarily consist of cash and cash equivalents, accounts receivable, and prepaid expenses. We do not have inventory. Our accounts receivable are primarily from our long time customers which we believe will all be collected.

Our current liabilities primarily consist of accounts payable and accrued expenses, and taxes payable.

As of December 31, 2016, we had working capital surplus of $985,242, an increase of $598,164 from a working capital surplus of $387,078 at December 31, 2015.This increase is proportionate to the revenue increase from our Chinese business. We consider current working capital and borrowing capabilities sufficient to cover our planned operating and capital requirements.

Working capitals are broken down by reporting segments as follows: AEC US, working capital deficit of $538,507; AEC Southern UK working capital surplus of $1,523,749.

At December 31, 2016, we had cash and cash equivalents of $2,290,429, an increase of $1,196,674 or 109.41%, from $1,093,755 for the prior year.

Cash and cash equivalent are broken down by reporting segments as following: AEC US, cash and cash equivalent of $976,790; AEC Southern UK, cash and cash equivalent of $1,313,639.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$719,558	$254,025
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(97,936)	131,672
Deferred rent expense	51,512	79,869
Stock issued for services	95,500	-
Stock issued to employees	428,160	-
Bad debt expense	332,050	-
Amortization expense	34,045	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(2,105,607)	(1,114,280)
Decrease (increase) in prepaid expenses	34,400	(96,000)
Decrease in security deposits	-	40,662
Increase in accounts payable and accrued expenses	2,458,444	1,175,785
Increase in taxes payable	294,543	-
(Decrease) increase in deferred revenue	(376,492)	441,595
(Decrease) increase in advances from clients	(63,679)	63,679

Net cash provided by operating activities	1,804,498	977,007

Cash flows from investing activities:
Purchase of intangible assets	(612,814)	-

Net cash (used in) provided by investing activities	(612,814)	-

Cash flows from financing activities:
Proceeds from prepaid stock subscriptions	-	34,176
Loan from stockholder	4,990	-

Net cash provided by financing activities	4,990	34,176

Net change in cash	1,196,674	1,011,183
Cash, beginning of year	1,093,755	82,572

Cash, end of year	$2,290,429	$1,093,755

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$37,976	$24,519

Cash Flow from Operating Activities

Our net cash provided by operating activities was $1,804,498 for the year ended December 31, 2016; an increase of $827,491 or 84.70% from net cash provided by operating activities of $977,007 for the year ended December 31, 2015. The top three contributors to the increase in our net cash provided by operating activities were a. accounts payables and accrued expenses increased by $1,282,659, b. stock and option based compensation increased by $523,660 and c.net income increase by $465,533. The top three offsetting elements were a. increase in accounts receivable by $991,327, b. decrease of deferred revenue by $818,087 and c. decrease in deferred income tax by $229,608.

These changes reflects three trend: 1. AEC is better at managing cash in various scenarios, like strike for a better payment structure with venders or compensate valuable employees with equity and equity based instruments. 2. The success of cash generating business of AEC Southern burst the top line of cash flow. 3. Better planning and management of consulting services provided to avoid delayed revenue so that the deferred revenue and related vender side obligation can be controlled.

Cash from operating activities are broken down by reporting segments as following: AEC US, net operating cash flow of $495,849; AEC Southern UK, net operating cash flow of 1,308,649.

Cash Flow From Investing Activities

In 2016, we purchase a new portfolio of software system which includes our Online Campus Solution for $612,814. We had no cash flows from investing activities during the years ended December 31, 2015.

Cash flow from investing activity are broken down by reporting segment as follow: AEC US, cash consumed by investing activity $612,814; AEC Southern UK did not have any cash flow related to investing activity.

Cash Flow in Financing Activities

Our cash inflow from financing activities was $4,990 for the year ended December 31, 2016, as compared with cash inflow of $34,176 from financing activities for the year ended December 31, 2015. Cash from our financing activities for the year ended December 31, 2016 was from the proceeds from the long-term loans made by chairman/CEO to cover the cash need for early operations of AEC UK company, while the cash inflow for the year ended December 31, 2015 was the proceeds from the sale of common stock in our initial public offering that closed in November 2015.

Cash flow from financing activity are broken down by reporting segment as follows: AEC US had no cash flow from financing activities; AEC Southern UK cash inflow from financing activities $4,990.

We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to further expand our operations by establishing additional representative offices, acquiring additional companies with valuable customer bases in our major market, the PRC, increasing our marketing efforts and hiring more personnel to support our growing operation. We believe we have adequate working capital to fund future growth activities. Although currently we do not have any plans to complete any acquisitions, it is possible that we may seek to acquire one or more businesses in the education sector, and we may require financing for that purpose. We cannot assure you that funding will be available if and when we require funding.

Off-Balance Sheet Arrangements

As of December 31, 2016, we have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2016 and the notes thereto are set forth on page F-1 through F-27 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were not sufficiently effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework.

Based on this evaluation, the Certifying Officers have concluded that as of December 31, 2016, our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder, due to certain factors, including but not limited to, the Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company. In particular, we believe that we need to improve internal controls related to documentation of revenue and cost reconciliation. We have taken steps to remediate these issues and expect to have improved controls and documentation in place by the end of the quarterly period June 30, 2017. The Company is actively searching for a Chief Financial Officer with significant experience in public reporting company.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We have, when needed, hired outside experts to assist us with implementing complex accounting principles. Management and the Board of Directors believe that the Company must allocate additional human and financial resources to address these matters.

Changes in internal control over financial reporting

Except as described above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal years and the quarter ended December 31, 2016, to which this Form 10-K relate that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)	Position Since
Max Chen	61	President, Chief Financial Officer, Secretary, Sole Director	May 2014
Jonathan F. McKeage	65	Chief Executive Officer	August 2016

Max Chen has over 30 years of experience in international education. He has served as our sole director, president, chief financial officer and secretary since our inception in May 2014. He previously served as the president, and sole director of AEC New York since its inception in 1999. From 1978 to 1982, Mr. Chen enrolled in Sichuan Normal University Department of Foreign Language. He was originally a professor with China Peasant University, and operated Correspondence Sichuan University with more than 70,000 students registered in the 1980s. Mr. Chen relocated to the U.S. and has developed schools and educational centers that coordinate cooperative educational programs between the U.S. and China. He holds an M&R Management Certificate from Harvard Business School. Mr. Chen is also the executive director of the US-China Higher Education Alliance.

Jonathan F. McKeage has been our CEO since August 2016, and was a Managing Director at the Company from September 2015 to August 2016. From September 2015 to present, Mr. McKeage has been a professor at Columbia International College (“CIC”), and from January 2016, the Chief Academic Officer and COO of CIC. Mr. McKeage was previously a Managing Director of Clairfield International LLC, a cross-border mergers and acquisitions advisory firm, from February 2011 to September 2015. Mr. McKeage received his B.A. in English from Rice University in 1973, his M.A. in Comparative Literature in 1982 and his PhD in Comparative Literature in 1984, both from Harvard University; and his Certificate in Business Administration in 1984 from The Wharton School.

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

Directors’ Compensation

We have not paid any cash compensation to our sole member of our Board of Directors for his service as our director.

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

Role in Risk Oversight

Our sole director is primarily responsible for overseeing our risk management processes. The sole director receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The sole director focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the sole director oversees our company’s risk management, management is responsible for day-to-day risk management processes.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

We believe that our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to reporting requirements under Section 16(a) of the Securities Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officers, our two most highly compensated executive officers who occupied such position at the end of our latest fiscal year.

				Stock Option			All Other
Name and		Salary	Bonus	Awards		Stock Awards	Compensation	Total
Principal Position	Year	($)	($)	($)		(#)	($)	($)
Max Chen, President	2015	$36,000	N/A	N/A		N/A	N/A	$36,000
	2016	$36,000	N/A	N/A		N/A	N/A	$36,000
Jonathan F. McKeage, CEO	2016	$36,000	N/A	48,000	(1)	N/A	N/A	$84,000

(1)	An option to purchase 300,000 shares of common stock was awarded to Mr. McKeage as incentive, price per share is $0.16 per share based upon price of the Common Stock on the OTCQB on April 14, 2017.

Option Grants in Last Fiscal Year

During the year ended December 31, 2016, an option to purchase 300,000 shares of common stock was awarded to Mr. McKeage, the CEO, as incentive, as disclosed in a Form 8-K dated September 2, 2016.

During the year ended December 31, 2016, none of the named executive officers exercised any stock options.

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

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance for directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Change of Control Compensatory Plans

As of December 31, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of April 13, 2017, by: (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of April 13, 2017, the Company has 38,350,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of April 13, 2017. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of April 13, 2017 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 2 Wall St., FL. 8, New York, NY, 10004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Director and Officers
Jonathan F. McKeage, Chief Executive Officer	300,000	*
Max Chen, President, Chief Financial Officer, Sole Director	10,563,000	27.5%
All officers and directors as a group (2 persons)	10,863,000	28.3%

5% Holders
Qi Wu	6,000,000	15.6%
All 5% holders as a group (1 person)	6,000,000	15.6%

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

The Company conducts certain transactions with CIC in the normal course of business, and paid $275,000 for consulting services for the year ended December 31, 2016; with accounts receivable for an amount due from CIC of $21,500 as of December 31, 2016. The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in CIC.

The Company entered into a sublease agreement with Wall Street Innovation Center, Inc. (“WSIC”) in March 2016, and expires in March 2017, with the annual rent of $250,000 paid in advance by WSIC. AEC New York’s Chief Operating Officer also serves as the Chief Executive Officer of WSIC. The Company also conducts certain transactions in the normal course of business with WSIC, which includes accounts payable in the amount due to WSIC of $110,000 as of December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $74,500 and $25,700 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we engaged our principal auditor, Wei, Wei & Co. LLP, and were billed approximately $2,200 and $1,900, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to preapproval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our sole director preapproves all services provided by our independent registered public accounting firm. However, all of the above services and fees were reviewed and approved by the sole board member for the respective services were rendered.

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-16 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
21.1	Subsidiaries *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 17, 2017

AMERICAN EDUCATION CENTER INC.

	By:	/s/ Jonathan F. McKeage
Jonathan F. McKeage
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Max Chen
Max Chen
President, Sole Director, Chief Financial Officer and Secretary
(Principal Financial
Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

American Education Center, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Education Center, Inc. and Subsidiaries (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Education Center, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Flushing, NY

April 17, 2017

F-1

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2016	2015

Current assets:
Cash (Note2)	$2,290,429	$1,093,755
Accounts receivable, net of allowance for doubtful accounts of $63,000 at December 31, 2016 (Note 2)	2,887,837	1,114,280
Prepaid expenses	61,600	96,000

Total current assets	5,239,866	2,304,035

Noncurrent assets:
Deferred compensation (Note 5)	3,315,001	-
Deferred income taxes (Notes 2 and 12)	97,936	-
Intangible asset, net (Note 7)	578,769	-
Security deposits (Note 6)	266,021	266,021

Total noncurrent assets	4,257,727	266,021

TOTAL ASSETS	$9,497,593	$2,570,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,452,231	$994,291
Taxes payable	511,355	216,812
Deferred revenue (Note 8)	177,132	553,624
Advances from clients	-	63,679
Loan from stockholders (Note 9)	113,906	88,551

Total current liabilities	4,254,624	1,916,957

Noncurrent liabilities:
Deferred rent	155,707	104,195
Long-term loan (Note 10)	295,579	295,579

Total liabilities	4,705,910	2,316,731

Stockholders’ equity:
Preferred stock, $0.001 par value;
20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value;
180,000,000 shares authorized; 41,350,000 and 30,000,000 shares
issued and outstanding, at December 31, 2016 and December 31, 2015 (Note 13)	41,350	30,000
Additional paid-in capital	4,021,626	214,176
Retained earnings	728,707	9,149

Total stockholders’ equity	4,791,683	253,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,497,593	$2,570,056

See accompanying notes to consolidated financial statements.	F-2

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Revenues (Note 2)	$13,674,475	$9,012,181

Costs and expenses:
Consulting services	9,814,773	6,047,357
Application fees	53,272	36,312
General and administrative	2,866,891	2,341,232

Total costs and expenses	12,734,936	8,424,901

Income from operations	939,539	587,280
Other (loss) income	(4,264)	1,366

Income before provision for income taxes	935,275	588,646
Provision for income taxes	215,717	334,621

Net income	$719,558	$254,025

Earnings per share - basic and diluted	$0.02	$0.01

Weighted average shares
outstanding, basic and diluted	32,042,704	22,425,000

See accompanying notes to consolidated financial statements.	F-3

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional	Retained
	Common stock		paid-in	earnings
	Shares	Amount	capital	(Deficit)	Total

Balance-January 1, 2015	21,000,000	$21,000	$189,000	$(244,876)	$(34,876)
Sale of common stock, at $0.01 per share	9,000,000	9,000	25,176	-	34,176
Net income	-	-	-	254,025	254,025

Balance-December 31, 2015	30,000,000	30,000	214,176	9,149	253,325
Issuance of common stock for services	2,350,000	2,350	93,150	-	95,500
Issuance of common stock for employee compensation	9,000,000	9,000	3,714,300	-	3,723,300
Net income	-	-	-	719,558	719,558

Balance-December 31, 2016	41,350,000	$41,350	$4,021,626	$728,707	$4,791,683

See accompanying notes to consolidated financial statements.	F-4

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$719,558	$254,025
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	(97,936)	131,672
Deferred rent expense	51,512	79,869
Stock issued for services	95,500	-
Stock issued to employees	428,160	-
Bad debt expense	332,050	-
Amortization expense	34,045	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(2,105,607)	(1,114,280)
Decrease (increase) in prepaid expenses	34,400	(96,000)
Decrease in security deposits	-	40,662
Increase in accounts payable and accrued expenses	2,458,444	1,175,785
Increase in taxes payable	294,543	-
(Decrease) increase in deferred revenue	(376,492)	441,595
(Decrease) increase in advances from clients	(63,679)	63,679

Net cash provided by operating activities	1,804,498	977,007

Cash flows from investing activities:
Purchase of intangible assets	(612,814)	-

Net cash (used in) provided by investing activities	(612,814)	-

Cash flows from financing activities:
Proceeds from prepaid stock subscriptions	-	34,176
Loan from stockholder	4,990	-

Net cash provided by financing activities	4,990	34,176

Net change in cash	1,196,674	1,011,183
Cash, beginning of year	1,093,755	82,572

Cash, end of year	$2,290,429	$1,093,755

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-

Cash paid for interest	$37,976	$24,519

See accompanying notes to consolidated financial statements.	F-5

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2016 and 2015

1.	ORGANIZATION AND BUSINESS

American Education Center, Inc. (“AEC New York”) is a New York Corporation organized on November 8, 1999 and is licensed by the Education Department of the State of New York to engage in education related consulting services between the United States and China.

On May 7, 2014, the President/sole shareholder of AEC New York formed a new company (“AEC Nevada”) in the State of Nevada with the same name. On May 31, 2014, the President/sole shareholder of AEC New York exchanged his 200 shares for 10,563,000 shares of the Company. This exchange made AEC New York a wholly owned subsidiary of the Company.

On October 31, 2016, the Company completed an acquisition transaction through a share exchange with the stockholders of AEC Southern Management Co., Ltd. (“AEC Southern UK”), a company incorporated in December 2015 with registered capital of 10,000 British Pounds (approximately US$ 15,000) pursuant to the laws of England and Wales. The Company acquired 100% of the outstanding shares of AEC Southern UK in exchange for 1,500,000 shares of its common stock valued at $210,000, representing 4.63% of the issued and outstanding shares of common stock. Before October 31, 2016, AEC Southern UK was owned by the following persons, Ye Tian owned 51.00% and Rongxia Wang owned 49%. As a result of the acquisition, AEC Southern UK became the Company’s wholly-owned subsidiary.

On December 29, 2015, AEC Southern UK formed AEC Southern Management Limited (“AEC Southern HK”) with registered capital of HK Dollars 10,000 (approximately US$ 1,300).

On March 29, 2016, AEC Southern HK incorporated Qianhai Education Consulting Management Co., Ltd. (“AEC Southern Shenzhen”) with registered capital of RMB 5,000,000 (approximately US$ 768,000).

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2016 and 2015

1.	ORGANIZATION AND BUSINESS (continued)

AEC Nevada and its subsidiaries (the “Company”) have a corporate structure which is set forth as follows:

The Company’s primary goal is to build upon the concept of “one-stop comprehensive services” for international students, educators, and institutions.

AEC New York has been devoted to international education exchanges, by providing educational and career enrichment opportunities for students, teachers, and educational institutions between China and the United States. It currently provides admission, visa application consulting, housing and other consulting services to Chinese students wishing to study in the United States. It also provides exchange and placement services for qualified United States educators to teach in China. AEC New York also provides localization consulting services to multi-national companies with employees coming to the United States to work.

AEC Southern UK provides targeted and tailored executive training services. AEC Southern UK currently has two major clients from the food industry. The training focuses on food industry regulation compliance in various geographical regions, ISO 9001 compliance, human resources management and organizational management AEC Southern UK is looking to expand its clientele to companies in other industries.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

As disclosed in Note 1, the exchange of shares of AEC New York for the shares of AEC Nevada, was treated as a transaction between entities under common control, similar to a pooling of interest, whereby the assets and liabilities were recorded at their carrying values. Based upon this treatment, the equity section of AEC New York has been recast as if this transaction had occurred at the beginning of the earliest period being presented and accordingly, as if the 10,563,000 shares of AEC Nevada have been outstanding since then. AEC Nevada had no assets or liabilities when formed. AEC Southern UK when acquired was a non-operating shell company. The fair value of the stock that AEC Nevada issued for the share exchange was treated as compensation to the two owners since AEC Southern UK had no assets or operations when the acquisition occurred.

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York, AEC Southern UK, AEC Southern HK and AEC Southern Shenzhen. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if required. On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on the history of past write-offs and collections, when necessary. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $63,000 and $0, respectively.

Revenue Recognition

Revenue is recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARS ended DECEMBER 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

AEC New York provides localization consulting services to multi-national companies and educational and career enrichment services to students. Consulting services to multi-national companies are recognized when all services are rendered. Services provided to students are generally paid in advance and are recognized proportionally as services are completed. The unearned advances of students’ services are reflected as “deferred revenue” in the consolidated balance sheets. No refund terms are offered for both types of services provided.

AEC Southern UK provides consulting services regarding the International Organization for Standardization (“ISO”) and the U.S. Food and Drug Administration (“FDA”) standards and related staff training consulting and other services such as marketing and distribution consulting. AEC Southern UK recognizes monthly non-refundable retainer payments for its basic financing when the services are provided and recognizes revenue for its consulting services when provided.

Concentration of Credit and Business Risk

The Company maintains its cash accounts at three commercial banks located in United States and one commercial bank in Hong Kong. The Company uses a commercial bank located in Hong Kong and is not covered by protection similar to that provided by the Federal Deposit Insurance Corporation (“FDIC”) on funds held in United States banks. The FDIC insures $250,000 per bank for the total of all depository accounts. At December 31, 2016, the Company’s US bank accounts had cash balances in excess of Federally insured limits of approximately $722,000. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARS ended DECEMBER 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit and Business Risk (continued)

The following table represents major customers which individually accounted for more than 10% of the Company’s gross revenue for the year ended December 31:

	2016

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$2,877,000	21.0%	$471,000	15.5%
Customer 2	4,850,000	35.5%	1,349,000	44.4%

	2015
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$2,514,000	27.9%	$1,646,000	57.0%

Intangible Assets

Finite-lived intangible assets that are acquired from a third party are recorded at cost on their acquisition dates and are amortized on a straight-line basis over the economic useful life of the asset. The finite-lived intangible asset consists of a customized computer system, comprised of an email platform, student information management portal, online studying and conferencing portals.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined using a discounted cash flow approach.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARS ended DECEMBER 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company uses the fair value-based method for stock issued for services rendered and therefore all awards to employees and non-employees will be recorded at the market price on the date of the grant and expensed over the required period of services rendered.

The fair value of stock options issued to third party consultants and to employees, officers and directors are recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, “Equity-Based Payments to Non-Employees” and FASB ASC 718, “Compensation – Stock Based Compensation,” respectively.

The options are valued using the Black-Scholes valuation model. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the expected term of the awards, and actual and projected stock option and warrant exercise behaviors.

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARS ended DECEMBER 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2016 and 2015, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States (“US”)

The Company is subject to United States tax at 34%. Provisions for income tax in the United States have been made for taxable income the Company had in US for the years ended December 31, 2016 and 2015.

United Kingdom (“UK”)

AEC Southern UK was incorporated in the United Kingdom and is governed by the income tax laws of England and Wales. According to current England and Wales income tax law, the applicable income tax rate for the Company is 20%.

Hong Kong

AEC Southern HK was formed in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

The People’s Republic of China (“PRC”)

AEC Southern Shenzhen was incorporated in the PRC. Pursuant to the income tax laws of China, the Company is not subject to tax on non-China source income.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARs ended december 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, corporate taxes payable, and loan from stockholders. As of December 31, 2016 and 2015, the carrying values of these financial instruments approximated their fair values due to their short term nature.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARs ended December 31, 2016 and 2015

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, Earnings Per Share. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options and warrants are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options or warrants because it is unlikely they would be exercised if the exercise price were higher than the market price. Therefore, basic and diluted shares outstanding are the same for the years ended December 31, 2016 and 2015.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.’’ In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers, with respect to Principal versus Agent Considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers, with respect to Identifying Performance Obligations and Licensing. In April 2016, the FASB additionally issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers, with respect to Narrow-Scope Improvements and Practical Expedients. In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Revenue from Contracts with Customers, with respect to Technical Corrections and Improvements. We do not believe this will have a material impact on our consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARs ended December 31, 2016 and 2015

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in ASU 2014-15 are effective for the annual period ended after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARs ended December 31, 2016 and 2015

4.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by the president who is the chief operating decision maker of the group. The president considers the business from a geographic perspective and assesses performance and allocates resources on this basis. The reportable segments are as follows:

The Company has two operating segments, which are AEC New York and AEC Southern UK businesses.

AEC New York

The business is principally business consulting services, and student VIP services regarding language training, job placements, academic tutorials.

AEC Southern UK

The business currently focuses on tailored executive and staff training and consulting to assist businesses in the food industry in meeting the ISO and FSA standards.

Entity-Wide Disclosures

Revenues from external customers, gross profit, segment assets and liabilities for each business are as follows:

	2016
	AEC New York	AEC Southern UK	Total
Segment revenue:
Business consulting services	$6,148,164	$6,050,000	$12,198,164
Student VIP services	1,476,311	-	1,476,311

Total revenues	$7,624,475	$6,050,000	$13,674,475
Gross profit	$1,923,487	$1,882,943	$3,806,430

Segment assets and liabilities
Segment assets	$2,878,133	$6,619,460	$9,497,593
Segment liabilities	$2,925,200	$1,780,710	$4,705,910

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARs ended December 31, 2016 and 2015

5.	DEFERRED COMPENSATION

On October 31, 2016, a total of 1,500,000 shares were granted to the AEC Southern UK’s CEO and vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the grant date, $210,000 was recognized as deferred compensation, which will be expensed over the three year vesting period using the straight line method. As of December 31, 2016, the remaining deferred compensation was $198,334.

On December 31, 2016, a total of 6,000,000 shares were granted to the AEC Southern UK’s Chairman and vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. As of December 31, 2016, $3,116,667 was recognized as deferred compensation, which will be expensed over the remaining two year and ten months using the straight line method.

Future amortization of the deferred compensation is as follows:

Year Ending December 31,

2017	$1,170,000
2018	1,170,000
2019	975,001

Total	$3,315,001

Stock compensation expense $194,999 and $0 for the years ended December 31, 2016 and 2015, respectively.

6.	SECURITY DEPOSITS

The Company has security deposits with the landlord of $266,021 as of December 31, 2016 and 2015.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARs ended December 31, 2016 and 2015

7.	INTANGIBLE ASSET

Intangible Assets

The customized computer system acquired is being amortized on a straight line basis over four and a half years. The gross carrying amount and accumulated amortization of this assets as of December 31, 2016 and 2015 are as follows:

	2016	2015

Intangible asset	$612,814	$-
Less: accumulated amortization	(34,045)	-

Intangible asset - net	$578,769	$-

For the years ended December 31, 2016 and 2015, amortization expense was $34,045 and $0, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,

2017	$136,181
2018	136,181
2019	136,181
2020	136,181
2021	34,045

Total	$578,769

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the YEARs ended DECEMBER 31, 2016 and 2015

8.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when the services have been rendered. The deferred revenue at December 31, 2016 and 2015 was $177,132 and $553,624, respectively.

9.	RELATED-PARTY TRANSACTIONS

The loan from stockholders of $113,906 and $88,551 as of December 31, 2016 and 2015, respectively, represents unsecured non-interest bearing loans, arising from expenses paid on behalf of the Company. The loans are due on demand.

The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in Columbia International College, Inc. (“CIC”). In the normal course of business, the Company conducts certain transactions with CIC. Included in accounts receivable is an amount due from CIC of $21,500 as of December 31, 2016. The Company paid $275,000 and $137,300 for consulting services to CIC for the years ended December 31, 2016 and 2015, respectively.

AEC New York’s Chief Operating Officer also serves as Chief Executive Officer of Wall Street Innovation Center, Inc. (“WSIC”). The Company entered into a sublease agreement with WSIC in March 2016, which expires in March 2017. WSIC paid the annual rent of $250,000 in advance. In the normal course of business, the Company conducts certain transactions with WSIC. Included in accounts payable is an amount due to WSIC of $110,000 as of December 31, 2016. Cost of consulting service recorded for the years ended December 31, 2016 and 2015 were $75,000 and $35,000, respectively.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the Years ended December 31, 2016 and 2015

10.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. Interest expense for the years ended December 31, 2016 and 2015 was $29,556 and $32,939, respectively.

11.	LEASE COMMITMENTS

In December 2014, the Company entered into a lease for office space with an unrelated party, expiring on July 31, 2025. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was amended and commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,066 per month for financial statement purposes which creates deferred rent as shown on the balance sheets. In November 2015, the Company entered into a sublease agreement to lease space to an unrelated third party for a monthly rental of $3,000 for the first three months and $1,500 for the remainder of the lease term. The sublease commenced on December 1, 2015 and expired on November 30, 2016. In February 2016, the Company entered into another sublease agreement to lease space to WSIC for an annual rental of $250,000. The sublease commenced on March 1, 2016 and expires on February 28, 2021. The sublease income will be netted against the Company’s rent expense. Rent expense, net of sublease income, was approximately $178,000 and $541,000 for the years ended December 31, 2016 and 2015, respectively.

Future minimum lease commitments are as follows:

Year Ending December 31,	Gross Lease Payment	Sublease Income	Net Amount

2017	$369,621	$250,000	$119,621
2018	378,862	250,000	128,862
2019	388,333	250,000	138,333
2020	418,604	250,000	168,604
2021	439,350	41,666	397,684
2022 and thereafter	1,666,383	-	1,666,383

Total	$3,661,153	$1,041,666	$2,619,487

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the Years ended December 31, 2016 and 2015

12.	Income taxes

The component of deferred tax assets at December 31 are as follows:

	2016	2015

Net operating loss carryforwards	$97,936	$-

The provision for income taxes for the years ended December 31 consists of the following:

	2016	2015

Current:
Federal	$(21,534)	$129,661
State	3,000	73,288
Foreign	332,187	-

Total current	313,653	202,949

Deferred:
Federal	(62,068)	99,930
State	(35,868)	31,742
Foreign	-	-

Total deferred	(97,936)	131,672

Total	$215,717	$334,621

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such jurisdictions as the US and UK. The Company is subject to income tax examinations of US federal, state, and city for 2015, 2014 and 2013 tax years and of UK for 2016. The Company is not currently under examination nor have they been notified by the authorities.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the Years ended December 31, 2016 and 2015

12.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate for the years ended December 31 is as follows:

	2016	2015

Tax at federal statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	4.4	10.8
Tax impact of foreign operations	(19.7)	-
Non-deductible/ non-taxable items	13.6	-
Net operating loss carryforwards	(10.0)	-
Changes in tax reserves	-	12.1
Others	0.8	-

Total	23.1%	56.9%

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2016 and 2015

13.	ISSUANCE OF COMMON STOCK

In June 2016, the Company issued 1,550,000 shares of common stock at $0.01 per share in exchange of consulting services from unrelated third parties. On September 29, 2016, the Company issued 800,000 shares of common stock at the market price of $0.10 per share, respectively, in exchange for outside consulting services. Compensation expense for the issuance of common stock for third party consulting services was $95,500 and $0 for the years ended December 31, 2016 and 2015, respectively.

On October 31, 2016, the Company issued 1,500,000 shares of common stock at the market price of $0.14 per share to acquire AEC Southern UK. AEC Southern UK was a shell company and had no assets or operations at the acquisition date. The value of the stock issued was recognized as compensation expense of $229,861 for the year ended December 31, 2016.

On October 31, 2016, the Company issued 1,500,000 shares of common stock at market price of $0.14 per share for deferred compensation of AEC Southern UK’s CEO to be earned over three years commencing November 1, 2016. Amortization of deferred compensation was $11,666 for the year ended December 31, 2016.

On December 31, 2016, the Company entered into an agreement to issue 6,000,000 shares of common stock at market price of $0.55 per share for deferred compensation of AEC Southern UK’s chairman to be earned over three years commencing November 1, 2016. Amortization of deferred compensation was $183,333 for the year ended December 31, 2016. The agreement also agrees to issue up to 4,000,000 shares of common stock to AEC Southern UK’s chairman of which 2,000,000 shares (“Tranche 1”) shall be issued if AEC Southern UK’s revenue reaches at least $20,000,000 for any following calendar year ending after December 31, 2016, and the remaining 2,000,000 shares (“Tranche 2”) shall be issued if revenue reaches at least $20,000,000 for any following calendar year ending December 31 after Tranche 1 has been achieved. As of December 31, 2016, no incentive shares of common stock were issued.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2016 and 2015

14.	STOCK OPTIONS

On November 13, 2015, the Company granted to two outside consultants, options to purchase 100,000 and 300,000 shares of common stock, respectively. For the 100,000 stock options, 40,000 options vested on July 1, 2016 and expire on June 30, 2021 with an exercise price of $1.00 per share; 30,000 options vest on July 1, 2017 and expire on June 30, 2022 with an exercise price of $2.00 per share; and 30,000 options vest on July 1, 2018 and expire on June 30, 2023 with an exercise price of $3.00 per share. For the 300,000 stock options, 100,000 options vested on July 1, 2016 and expire on June 30, 2021 with an exercise price of $1.00 per share; 100,000 options vest on July 1, 2017 and expire on June 30, 2022 with an exercise price of $2.00 per share; 100,000 options vest on July 1, 2018 and expire on June 30, 2023 with an exercise price of $3.00 per share.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

November 13, 2015

Expected dividend yield	$-
Expected stock price volatility	9.93%
Risk free interest rate	1.67%
Expected life (years)	5 years

The estimated fair value of these options was $0 and $0 for the years ended December 31, 2016 and 2015, respectively.

On June 30, 2016, the Company approved the issuance of non-qualified stock options for the purchase of 1,500,000 shares of common stock to certain employees and persons affiliated with the Company. 500,000 options vest on July 1, 2017 and expire on June 30, 2022 with an exercise price of $1.00 per share; 500,000 options vest on July 1, 2018 and expire on June 30, 2023 with an exercise price of $2.00 per share; 500,000 options vest on July 1, 2019 and expire on June 30, 2024 with an exercise price of $3.00 per share.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2016 and 2015

14.	STOCK OPTIONS (continued)

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

June 30, 2016

Expected dividend yield	$-
Expected stock price volatility	10.27%
Risk free interest rate	1.01%
Expected life (years)	5 years

The estimated fair value of these options was $0 and $0 for the years ended December 31, 2016 and 2015, respectively.

On August 29, 2016, the Company approved the issuance of non-qualified stock options for the purchase of 300,000 shares of common stock to an employee of the Company. 100,000 options vest on August 29, 2017 and expire on August 28, 2022 with an exercise price of $2.00 per share; 100,000 options vest on August 29, 2018 and expire on August 28, 2023 with an exercise price of $3.00 per share; 100,000 options vest on August 25, 2019 and expire on August 28, 2024 with an exercise price of $4.00 per share.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

August 29, 2016

Expected dividend yield	$-
Expected stock price volatility	10.29%
Risk free interest rate	1.18%
Expected life (years)	5 years

The estimated fair value of these options was $0 and $0 for the years ended December 31, 2016 and 2015, respectively.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2016 and 2015

14.	STOCK OPTIONS (continued)

On December 29, 2016, the Company approved the issuance of non-qualified stock options for the purchase of 1,000,000 shares of common stock to an employee of the Company. 333,333 options vest on December 31, 2017 and expire on December 31, 2022 with an exercise price of $1.00 per share; 333,333 options vest on December 31, 2018 and expire on December 31, 2023 with an exercise price of $2.00 per share; 333,334 options vest on December 31, 2019 and expire on December 31, 2024 with an exercise price of $3.00 per share.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

December 29, 2016

Expected dividend yield	$-
Expected stock price volatility	10.27%
Risk free interest rate	1.96%
Expected life (years)	5 years

The estimated fair value of these options was $0 and $0 for the years ended December 31, 2016 and 2015, respectively.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2016 and 2015

14.	STOCK OPTIONS (continued)

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	-	$-	-	$-
Granted	400,000	2.32	6.82 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2015	400,000	$2.32	6.82 years	$-
Granted	2,800,000	2.47	7.01 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2016	3,200,000	$2.45	6.87 years	$-

Vested and expected to vest at December 31, 2016	140,000	$1.00	4.50 years	$-

Exercisable at December 31, 2016	140,000	$1.00	4.50 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the year ended December 31, 2016 and 2015.

Total recognized compensation expense related to all the above options was $0 and $0 for the years ended December 31, 2016 and 2015, respectively.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOr the years ended december 31, 2016 and 2015

15.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through April 17, 2017, which is the date the financial statements were available to be issued. Except for the issues discussed below, there were no subsequent events requiring adjustment to the financial statements or disclosure as stated herein.

On March 28, 2017, the Company filed 8-K/A to amend a previously filed 8-K in November 2016 with respect to the share exchange agreement (the “Agreement”) that the Company entered into with AEC Southern UK. In the previously filed 8-K, the Agreement stated that the share exchange transaction was completed on November 8, 2016. Pursuant to the 8-K/A, the Agreement is now amended to take effect on October 31, 2016. The 8-K/A does not amend or otherwise modify the terms and conditions of the Agreement.

