Form 10-Q
period 2017-03-31
AMERICAN EDUCATION CENTER, INC.
filed 2017-05-15
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 333-201029

AMERICAN EDUCATION CENTER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada (State of Other Jurisdiction of Incorporation or Organization)	38-3941544 (I.R.S. Employer Identification No.)

2 Wall Street, 8th Floor, New York, NY (Address of Principal Executive Offices)	10004 (ZIP Code)

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

 Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 15th, 2017, the registrant had 38,350,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) American Education Center, Inc., a Nevada corporation (“AEC Nevada”); (ii) American Education Center, Inc., a New York corporation ("AEC New York"); and (iii) AEC Southern Management Co., LTD, a company formed pursuant to the laws of England and Wales (the “AEC Southern UK”) and the subsidiaries of AEC Southern UK unless otherwise indicated or the context otherwise requires.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash (Note2)	$1,867,310	$2,290,429
Accounts receivable, net of allowance for doubtful accounts of $63,000 at March 31, 2017 and December 31, 2016 (Note 2)	6,510,883	2,887,837
Prepaid expenses	84,846	61,600

Total current assets	8,463,039	5,239,866

Noncurrent assets:
Deferred compensation (Note 6)	3,022,501	3,315,001
Deferred income taxes (Notes 2 and 13)	36,267	97,936
Intangible asset, net (Note 8)	544,724	578,769
Security deposits (Note 7)	266,021	266,021

Total noncurrent assets	3,869,513	4,257,727

TOTAL ASSETS	$12,332,552	$9,497,593

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,386,306	$3,452,231
Taxes payable	793,031	511,355
Deferred revenue (Note 9)	551,035	177,132
Loan from stockholders (Note 10)	113,906	113,906

Total current liabilities	5,844,278	4,254,624

Noncurrent liabilities:
Deferred rent	171,215	155,707
Long-term loan (Note 11)	295,579	295,579

Total liabilities	6,311,072	4,705,910

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized; 41,350,000 shares issued and outstanding, at March 31, 2017 and December 31, 2016 (Note 14)	41,350	41,350
Additional paid-in capital	4,021,626	4,021,626
Retained earnings	1,958,504	728,707

Total stockholders' equity	6,021,480	4,791,683

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,332,552	$9,497,593

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Revenues (Note 2)	$9,458,706	$2,683,804

Costs and expenses:
Consulting services	6,195,252	1,973,517
Application fees	-	44,772
General and administrative	1,683,372	467,480

Total costs and expenses	7,878,624	2,485,769

Income from operations	1,580,082	198,035
Other income	-	4,392

Income before provision for income taxes	1,580,082	202,427
Provision for income taxes	350,285	93,058

Net income	$1,229,797	$109,369

Earnings per share - basic and diluted	$0.03	$0.00

Weighted average shares outstanding, basic and diluted	41,350,000	30,000,000

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017

			Additional
	Common stock		paid-in	Retained
	Shares	Amount	capital	earnings	Total

Balance-December 31, 2016	41,350,000	$41,350	$4,021,626	$728,707	$4,791,683
Net income	-	-	-	1,229,797	1,229,797

Balance-March 31, 2017-unaudited	41,350,000	$41,350	$4,021,626	$1,958,504	$6,021,480

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$1,229,797	$109,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	61,669	-
Deferred rent expense	15,508	13,524
Deferred compensation (Note 6)	292,500	-
Amortization expense (Note 8)	34,045	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(3,623,046)	(62,041)
(Increase) decrease in prepaid expenses	(23,246)	24,000
(Increase) in security deposits	-	(471,653)
Increase in accounts payable and accrued expenses	934,075	81,833
Increase in taxes payable	281,676	-
Increase (decrease) in deferred revenue	373,903	(480,829)
Increase in advances from clients	-	112,340

Net cash (used in) operating activities	(423,119)	(673,457)

Net change in cash	(423,119)	(673,457)
Cash, beginning of period	2,290,429	1,093,755

Cash, end of period	$1,867,310	$420,298

Supplemental disclosure of cash flow information

Cash paid for income taxes	$6,940	$11,225

Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc.AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE MONTHS ended MARCH 31, 2017 and 2016

1.	ORGANIZATION AND BUSINESS

American Education Center, Inc. (“AEC New York”) is a New York Corporation organized on November 8, 1999 and is licensed by the Education Department of the State of New York to engage in education related consulting services between the United States and China.

On May 7, 2014, the President/sole shareholder of AEC New York formed a new company (“AEC Nevada”) in the State of Nevada with the same name. On May 31, 2014, the President/sole shareholder of AEC New York exchanged his 200 shares for 10,563,000 shares of AEC Nevada. This exchange made AEC New York a wholly owned subsidiary of AEC Nevada.

On October 31, 2016, AEC Nevada completed an acquisition transaction through a share exchange with the stockholders of AEC Southern Management Co., Ltd. (“AEC Southern UK”), a company incorporated in December 2015 with registered capital of 10,000 British Pounds (approximately US$ 15,000) pursuant to the laws of England and Wales. The Company acquired 100% of the outstanding shares of AEC Southern UK in exchange for 1,500,000 shares of its common stock valued at $210,000, representing 4.63% of the issued and outstanding shares of common stock. Before October 31, 2016, AEC Southern UK was owned by the following persons, Ye Tian owned51.00% and Rongxia Wang owned 49%. AEC Southern UK holds 100% equity in AEC Southern Management Limited (“AEC Southern HK”), an entity organized pursuant to Hong Kong laws on December 29, 2015, with registered capital of HK Dollars 10,000 (approximately US$ 1,300). AEC Southern HK holds 100% equity in Qianhai Education Consulting Management Co., Ltd. (“AEC Southern Shenzhen”) organized pursuant to PRC laws, with registered capital of RMB 5,000,000 (approximately US$ 768,000).

As a result of the acquisition by AEC Nevada, AEC Southern UK and its wholly owned subsidiaries became AEC Nevada’s wholly-owned subsidiary.AEC Nevada, AEC NY, and AEC Southern UK and its wholly owned subsidiaries are referenced collectively as the “Company.”

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

1.	ORGANIZATION AND BUSINESS (continued)

The Company has a corporate structure, which is set forth as follows:

The Company’s primary goal is to build upon the concept of “one-stop comprehensive services” for international students, educators, executives, and institutions.

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

AEC Southern UK provides targeted and tailored executive training services. AEC Southern UK currently has two major clients from the food industry. The training focuses on food industry regulation compliance in various geographical regions, International Organization for Standardization (“ISO”) 9001 compliance, human resources management and organizational management. AEC Southern UK is looking to expand its clientele to companies in other industries.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York, AEC Southern UK, AEC Southern HK and AEC Southern Shenzhen. All significant intercompany accounts and transactions have been eliminated in consolidation

The unaudited interim financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017   .

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if required. On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on the history of past write-offs and collections, when necessary. As of March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $63,000.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

AEC New York provides localization consulting services to multi-national companies and educational and career enrichment services to students. Consulting services to multi-national companies are recognized when all services are rendered. Services provided to students are generally paid in advance and are recognized proportionally as services are completed. The unearned advances of students services are reflected as “deferred revenue” in the consolidated balance sheets. No refund terms are offered for both types of services provided.

AEC Southern UK provides consulting services regarding ISO and the U.S. Food and Drug Administration (“FDA”) standards and related staff training consulting and other services such as marketing and distribution consulting. AEC Southern UK recognizes monthly non-refundable retainer payments and recognizes revenue for its consulting services when provided.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The options are valued using the Black-Scholes valuation model. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the expected term of the awards, and actual and projected stock option and warrant exercise behaviors and forfeitures.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of March31, 2017 and December 31, 2016, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States (“US”)

The Company is subject to United States tax at 34%. Provisions for income taxes in the United States have been made for taxable income the Company had in the US for the three months ended March 31, 2017 and 2016.

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

The People's Republic of China (“PRC”)

AEC Southern Shenzhen was incorporated in the PRC. Pursuant to the income tax laws of China, the Company is not subject to tax on non-China source income.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, corporate taxes payable, and loan from stockholders. As of March 31, 2017 and December31, 2016, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

AMERICAN EDUCATION CENTER, Inc.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options and warrants are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options or warrants because it is unlikely they would be exercised if the exercise price were higher than the market price. Therefore, basic and diluted shares outstanding are the same for the three months ended March 31, 2017 and 2016.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (the “ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” with respect to Principal versus Agent Considerations. In April 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” with respect to Identifying Performance Obligations and Licensing. In April 2016, the FASB additionally issued ASU No. 2016-12, “Revenue from Contracts with Customers,” with respect to Narrow-Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers,” with respect to Technical Corrections and Improvements. We do not believe the adoption will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at three commercial banks located in United States and one commercial bank in Hong Kong. The Company uses a commercial bank located in Hong Kong which is not covered by protection similar to that provided by the Federal Deposit Insurance Corporation (“FDIC”) on funds held in United States banks. The FDIC insures $250,000 per bank for the total of all depository accounts. At March 31, 2017, the Company’s US bank accounts had cash balances in excess of Federally insured limits of approximately $688,000. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

The following table represents major customers which individually accounted for more than 10% of the Company’s gross revenue in the following periods:

	the three months ended March 31, 2017

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$1,768,000	18.7%	$215,000	3.0%
Customer 2	5,609,000	59.3%	5,504,000	84.2%

	the three months ended March 31, 2016

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$562,000	19.4%	$376,000	31.8%
Customer 2	317,000	11.8%	105,000	8.9%
Customer 3	600,000	22.4%	100,000	8.5%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

5.	SEGMENT REPORTING

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

AEC New York

Thebusiness is principally business consulting services, and student VIP services regarding language training, job placements, and academic tutorials.

AEC Southern UK

The business currently focuses on tailored executive and staff training and consulting to assist businesses in the food industry in meeting the ISO and the FDA standards.

Entity-Wide Disclosures

Revenues from external customers, gross profit, segment assets and liabilities for each business are as follows:

	For three months ended March 31,2017
	AEC New York	AEC Southern UK	Total
Segment revenue:
Business consulting services	$2,022,055	$7,377,213	$9,399,268
Student VIP services	59,438	-	59,438

Total revenues	$2,081,493	$7,377,213	$9,458,706
Gross profit	$460,164	$2,803,290	$3,263,454

	March 31, 2017
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$2,681,058	$9,651,494	$12,332,552
Segment liabilities	$2,652,790	$3,658,282	$6,311,072

The Company didn’t have operating segments as it only has one subsidiary, AEC New York, during three months ended March 31, 2016.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

6.	DEFERRED COMPENSATION

On October 31, 2016, a total of 1,500,000 shares were granted to AEC Southern UK’s CEO and vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the grant date, $210,000 was recognized as deferred compensation, which will be expensed over the three year vesting period using the straight line method. As of March 31, 2017, the remaining deferred compensation was $180,834.

On December 31, 2016, a total of 6,000,000 shares were granted to the AEC Southern UK’s Chairman and vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. As of March 31, 2017, $2,841,667 was recognized as deferred compensation, which will be expensed over the remaining two year and seven months using the straight line method.

Future amortization of the deferred compensation is as follows:

Year Ending December 31,

2017	$877,500
2018	1,170,000
2019	975,001

Total	$3,022,501

Stock compensation expense was $292,500 and $0 for the three months ended March 31, 2017 and 2016, respectively.

7.	SECURITY DEPOSITS

The Company has security deposits with the landlords of $266,021as of March 31, 2017 and December 31, 2016.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

8.	INTANGIBLE ASSET

The customized computer system acquired is being amortized on a straight line basis over four and a half years. The gross carrying amount and accumulated amortization of this assets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016

Intangible asset	$612,814	$612,814
Less: accumulated amortization	(68,090)	(34,045)

Intangible asset - net	$544,724	$578,769

For the three months ended March 31, 2017 and 2016, amortization expense was $34,045 and $0, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,

2017	$102,136
2018	136,181
2019	136,181
2020	136,181
2021	34,045

Total	$544,724

AMERICAN EDUCATION CENTER, Inc.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

9.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when the services have been rendered. The deferred revenue at March 31, 2017 and December 31, 2016 was $551,035 and $177,132, respectively.

10.	RELATED-PARTY TRANSACTIONS

The loan from stockholders of $113,906 as of March 31, 2017 and December 31, 2016, respectively, represents an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. The loan is due on demand.

The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in Columbia International College, Inc. (“CIC”). In the normal course of business, the Company conducts certain transactions with CIC. Included in accounts receivable is an amount due from CIC of $21,500 as of March 31, 2017 and December 31, 2016. The Company paid $0and $175,000 for consulting services to CIC for the three months ended March 31, 2017 and 2016, respectively.

AEC New York’s Chief Operating Officer also serves as Chief Executive Officer of Wall Street Innovation Center, Inc. (“WSIC”). The Company entered into a sublease agreement with WSIC in March 2016, which expires in February 2021. WSIC paid the annual rent of $250,000 in advance. In the normal course of business, the Company conducts certain transactions with WSIC. Included in accounts payable is an amount due to WSIC of $110,000 as of March 31, 2017 and December 31, 2016.

AMERICAN EDUCATION CENTER, Inc.AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

11.	LONG-TERM LOAN

On December 1, 2014, an unrelated third party loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment, which will be made on December 12, 2019.Interest expense for each of three months ended March 31, 2017 and 2016 was $7,389.

12.	LEASE COMMITMENTS

In December 2014, the Company entered into a lease for office space with an unrelated party, expiring on July 31, 2025. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was amended and commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,066 per month for financial statement purposes which creates deferred rent as shown on the balance sheets. In February 2016, the Company entered into a sublease agreement to lease space to WSIC for an annual rental of $250,000. The sublease commenced on March 1, 2016 and expires on February 28, 2021. The sublease income will be netted against the Company’s rent expense. Rent expense, net of sublease income, was approximately $39,698 and $95,938 for three months ended March 31, 2017 and 2016, respectively.

Future minimum lease commitments are as follows:

Year Ending December 31,	Gross Lease Payment	Sublease Income	Net Amount

2017	$369,621	$250,000	$119,621
2018	378,862	250,000	128,862
2019	388,333	250,000	138,333
2020	418,604	250,000	168,604
2021	439,350	41,666	397,684
2022 and thereafter	1,666,383	-	1,666,383

Total	$3,661,153	$1,041,666	$2,619,487

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

13.	Income taxes

The component of deferred tax assets at March 31, 2017 and December31, 2016is as follows:

	2017	2016

Net operating loss carryforwards	$36,267	$97,936

The provision for income taxes for the three months ended March 31consists of the following:

	2017	2016

Current:
Federal	$-	$58,976
State	-	34,082
Foreign	288,616	-

Total current	288,616	93,058

Deferred:
Federal	39,083	-
State	22,586	-
Foreign	-	-

Total deferred	61,669	-

Total	$350,285	$93,058

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US and UK. The Company is subject to income tax examinations of US federal, state, and city for 2015, 2014 and 2013 tax years and of UK for 2016.The Company is not currently under examination nor have they been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

13. Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the three months ended March 31is as follows:

	2017	2016

Tax at federal statutory rate	34.0%	34.0%
State and local taxes, net of federal benefit	10.8	10.8
Tax impact of foreign operations	(20.0)	-
Non-deductible/ non-taxable items	(0.1)	-
Changes in tax reserves	-	1.2
Other	(2.6)	-

Total	22.1%	46.0%

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

14.	ISSUANCE OF COMMON STOCK

On October 31, 2016, the Company issued 1,500,000 shares of common stock at the market price of $0.14 per share for deferred compensation of AEC Southern UK’s CEO to be earned over three years commencing November 1, 2016.Amortization of deferred compensation was $17,500and $0 for the three months ended March 31, 2017 and 2016, respectively.

On December 31, 2016, the Company entered into an agreement to issue 6,000,000 shares of common stock at the market price of $0.55 per share for deferred compensation of AEC Southern UK’s chairman to be earned over three years commencing November 1, 2016.Amortization of deferred compensation was $275,000, and $0 for the three months ended March 31, 2017 and 2016.The agreement also agrees to issue up to 4,000,000 shares of common stock to AEC Southern UK’s chairman of which 2,000,000 shares (“Tranche 1”) shall be issued if AEC Southern UK’s revenue reaches at least $20,000,000 for any calendar years ending after December 31, 2016, and the remaining 2,000,000 shares (“Tranche 2”) shall be issued if revenue reaches at least $20,000,000 for any years ending December 31 after Tranche 1 has been achieved. As of March 31, 2017, no incentive shares of common stock were earned.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

15.	STOCK OPTIONS

The Company didn’t grant or exercise any options during the three months ended March 31, 2017.

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,200,000	$2.45	6.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at March 31, 2017	3,200,000	$2.45	6.62 years	$-

Vested and expected to vest at December March 31, 2017	140,000	$1.00	4.50 years	$-

Exercisable at March, 2017	140,000	$1.00	4.50 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2017 and 2016.

Total recognized compensation expense related to all the above options was $0 and $0 for the three months ended March 31, 2017 and 2016, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

16.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through May 15, 2017, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2017 and 2016, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

AEC Southern UK and AEC Southern Subsidiaries currently focus on providing executives services, specifically, tailored executive and staff training and consulting. Since AEC Nevada’s acquisition of AEC Southern UK and AEC Southern Subsidiaries in October 2016, the Company has provided tailored executive services to assist executives in the food industry businesses in meeting the ISO (“ISO 9001 Quality Management”) and FSA (“Food Standards Agency”) standards.

There are two separate operating groups within AEC. In combination, they provide five types of consulting services.

•	Student & Family Services,

•	Institutional Services,

•	Student Exchange Programs,

•	Executive Services, and

•	Educator Placements.

Our Student & Family Servicesprovide guidance and consulting services to help our client students and their families throughout the school application and admission process, and continuing with their studying and living needs while they complete their degrees. Beyond graduation, we can continue to help them secure suitable internships and other career development opportunities in the United States.

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

As part of our Executive Services, we provide services to Chinese and other multi-national corporate clients whose executives are moving to the U.S. for work. We assist them in all aspects of relocation as well as their preparation for visa applications, as well as offering a full range of family support services.

Additionally, our Executive Services also offer targeted and tailored executive training services provided through our AEC Southern subsidiary. Currently we have two enterprise clients who from time to time request from us customized training courses for their senior executives in specific areas such as regulatory compliance, human resources management, organizational management, business model development, and government relations. To provide this type of training we work with third-party vendors to design one-week or two-week training programs conforming to our clients' specifications. We organize and arrange the training sessions, while the instructors are provided by our vendors.

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

Please refer our Form 10-K for fiscal year of 2016, which was filed on April 17th 2017 for more information about our operations.

Pursuant to Accounting Standard Codification 280 “Segment Reporting” (“ASC 280”), we are required to identify reportable segments. Given the following criteria, we identify AEC has two reporting segments: AEC US and AEC Southern UK: 1. These two segments engage two sets of customers and venders to generate revenue and incur expenses; 2.Separate financial informationis generated for these two segments and; 3. Based on these financial reports and other segment specific information, the chief operating decision maker determines the resources to be allocated and evaluate the performance, of each segment.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2017, the Company does not have a liability for any unrecognized tax benefits.

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

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Our revenue and operating results normally fluctuate as a result of seasonal or other variations in our enrollments and the extent of expenses required in using consulting services from third-parties. Our student population varies as a result of new enrollments and other reasons that we cannot always anticipate. We expect quarterly fluctuations in operating results to continue as a result of various enrollment patterns and services as well as changes in expenses.

For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the period ended December 31, 2016.

The following table sets forth information from our statements of operations for the three months period ended March 31, 2017 and 2016:

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Revenues	$9,458,706	$2,683,804

Costs and expenses:
Consulting services	6,195,252	1,973,517
Application fees	-	44,772
General and administrative	1,683,372	467,480

Total costs and expenses	7,878,624	2,485,769

Income from operations	1,580,082	198,035
Other income	-	4,392

Income before provision for income taxes	1,580,082	202,427
Provision for income taxes	350,285	93,058

Net income	$1,229,797	$109,369

Earnings per share - basic and diluted	$0.03	$0.00

Weighted average shares outstanding, basic and diluted	41,350,000	30,000,000

Revenue

 The Company generates revenue from two separate segments: AEC US (the business generated by AEC New York) and AEC Southern UK. Our revenues are generated from consulting services to individuals and companies including our Elite 100 services and parent services and student VIP services through AEC New York and Executive services through AEC Southern UK.

AEC US’s business is principally consulting services and student VIP services regarding language training, job placement and academic tutorials.

AEC Southern UK’s business currently focuses on tailored executive and staff training and consulting. These services are tailored to assist businesses in food industry in meeting the ISO (“ISO 9001 Quality Management”) and FSA (“Food Standards Agency”) standards.

Our aggregate revenue from both AEC US and AEC Southern UK, for the three months period ended March 31, 2017 were $9,458,706 representing an increase of $6,774,902, or 252% from $2,683,804 for the three months period ended March 31, 2016. The growth was mainly driven by an increase in the number of clients participating in our student services and company services, and steady performance from AEC UK’s consulting service in China.

Revenue from AEC US decreased by $602,311, or 22% from $2,683,804 for 3 month ended March 31st from prior year. This decline reflects the Chinese bureau of foreign currency administration’s new currency regulation. Through AEC Southern UK, we offer food safety compliance/consulting services. These food safety services are currently utilized by two companies in the PRC. Revenue from these services was $7,377,213 for the 3 months ended March 31, 2017.

The aggregate revenue generated from consulting services to companies increased by $7,482,693 or 390% to $9,399,268 for the 3 months ended March 31, 2017 from $1,916,575 for the same period in the prior year. The increase is primarily due to the expansion of our services, specifically the food safety compliance/consulting services in China, which contributed $7,377,213 to the overall increase.

The aggregate revenue generated from consulting services to students and parents declined by $707,791, all of which decrease came from AEC US’s business.The decline was mainly attributable to tighter foreign currency regulations promulgated by the Chinese government. To restrict foreign currency outflows, the Chinese State Administration of Foreign Exchange issued a notice in September 2015, followed up with an online monitoring system to deter and monitor so called “Ant Moving” (multiple purchases in relatively small amounts).

These regulations affected AEC US’s business as customers unfamiliar with compliance with the new regulations encountered obstacles in securing enough foreign currency to pay our bills. AEC anticipated the impact of these regulations and has been working to mitigate its effects by 1. providing more value-added services to students and parents in the US, 2. working to identify those clients in China with greater ability to work within the framework of the new regulations.

The increase in revenue in 2017 was a result of expansion in our operations related to the variety of services we provide to our clients. We have more referrals from past and current clients, and have been focusing on the development and promotion of our education-related services in our main market, the PRC, through partnering with additional marketing agents in tier-one cities and opening representative offices in our local markets in the PRC.

Generally, we have benefited from increasing demand for education-related services in the PRC in the last decade. This increase was driven by the overall economic growth, the rise in household disposable income and household spending on education, as well as the trend of welcoming Chinese students in U.S. universities and colleges.

Revenue by reporting segments are broken down as following: AEC US, total revenue $2,081,493 , consist of consulting revenue to company $2,022,055, and student VIP service $59,438; AEC Southern UK, total revenue $7,377,213, all of which was consulting revenue to company.

Total Cost and Expenses

Our overall cost and expenses increased by $5,392,855 or 217%, to $7,878,624 for the three months period ended March 31, 2017 from $2,485,769 for the same period in the prior year.

Cost and expenses for providing our services to our clients are comprised of the cost of third-party consulting services, application fees, and general and administrative expenses.

Consulting Services

Cost of consulting services for the three months period ended March 31, 2017 was $6,195,252, an increase of $4,221,735 or 214% from $1,973,517 for the three months period ended March 31, 2016, which is primarily attributable to the rapid expansion of our business operations, especially with AEC UK’s consulting services in China. We expect our consulting services to increase further in accordance with further expansion of our business operations.

Consulting services cost by reporting segment are broken down as follows: AEC US, cost of consulting services $1,621,329 ; AEC Southern UK, cost of consulting services $4,573,923.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, as well as fees for professional services and marketing and promotion expenses. Our general and administrative expenses were $1,683,372 for the three months ended March 31, 2017, and $467,480 for the three months ended March 31, 2016, indicating an increase of 260% or $1,215,892. This was mainly due to increase in marketing expense ($1,076,526) and personnel compensation ($300,033), particularly from AEC Southern UK’s operations.

General and administrative expenses by reporting segment are broken down as follows: AEC US, total general and administrative expenses $323,160; AEC Southern UK total general and administrative expenses $1,360,212.

Income taxes

The provision for taxes for the three months ended March 31, 2017 principally relates to federal, state, local and foreign jurisdiction income taxes. Income taxes for the three months ended March 31, 2016 relate principally to the creation of a valuation allowance for deferred tax assets principally related to the net operating loss carry forwards and the allowance for doubtful accounts due to the uncertainty of their realization.

The provision for income tax was $350,285 for the 3 months ended March 31, 2017, an increase of $257,227 or 276% from $93,058 for the 3 months ended March 31, 2016.

Income tax by reporting segment is broken down as follows: AEC US, tax expense of $61,669, AEC Southern UK, tax expense of $288,616.

Net Income

Net income was $1,229,797 or $0.03 per share basic and diluted, for the three months ended March 31, 2017, compared to net income of $109,369 or $0.00 per share basic and diluted for the three months ended March 31, 2016, an increase of $1,120,428 of 1024.45%.

Net income is broken down by reporting segments as follows: AEC US net income of $75,335, AEC Southern UK net income of $1,154,462.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current assets:
Cash	$1,867,310	$2,290,429
Accounts receivable, net of allowance for doubtful accounts of $63,000 at March 31, 2017 and December 31, 2016	6,510,883	2,887,837
Prepaid expenses	84,846	61,600

Total current assets	8,463,039	5,239,866

Noncurrent assets:
Deferred compensation	3,022,501	3,315,001
Deferred income taxes	36,267	97,936
Intangible asset, net	544,724	578,769
Security deposits	266,021	266,021

Total noncurrent assets	3,869,513	4,257,727

TOTAL ASSETS	$12,332,552	$9,497,593

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,386,306	$3,452,231
Taxes payable	793,031	511,355
Deferred revenue	551,035	177,132
Loan from stockholders	113,906	113,906

Total current liabilities	5,844,278	4,254,624

Noncurrent liabilities:
Deferred rent	171,215	155,707
Long-term loan	295,579	295,579

Total liabilities	6,311,072	4,705,910

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized; 41,350,000 shares issued and outstanding, at March 31, 2017 and December 31, 2016	41,350	41,350
Additional paid-in capital	4,021,626	4,021,626
Retained earnings	1,958,504	728,707

Total stockholders' equity	6,021,480	4,791,683

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,332,552	$9,497,593

Liquidity and Capital Resources

Our current assets primarily consist of cash and cash equivalents, accounts receivable, and prepaid expenses. We do not have inventory. Our accounts receivable are primarily from our long time customers, the management evaluates the collectability of each customer periodically.

Our current liabilities primarily consist of accounts payable, accrued expenses, and taxes payable.

As of March 31, 2017, we had cash and cash equivalents of $1,867,310, adecrease of $423,119 from $2,290,429 as of December 31, 2016, primarily due to our total cash activities, including our payment of accounts payable, extended collection of accounts receivable and accrued expenses, and the decrease in deferred revenue.

We have financed our operations primarily through cash flow from operating activities, shareholder contributions and the public offering of securities, as well as long-term loans from a stockholder.

We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes.

As of March 31, 2017, we had working capital surplus of $ 2,618,761, an increase of $1,633,519 from a working capital surplus of $985,242 as of December 31, 2016. The increase in working capital surplus is principally attributable to the increase of accounts receivable, accounts payable and deferred revenue as a result of increase of overall revenue.

Working capital broken down by reporting segments as follows: AEC US, working capital deficit of $351,950; AEC Southern UK working capital surplus of $2,970,711.

At March 31, 2017, we had cash and cash equivalents of $1,867,310, an increase of $1,447,012 or 344%, from $420,298 over the prior year period.

Cash and cash equivalents are broken down by reporting segments as follows: AEC US, cash and cash equivalent of $957,812; AEC Southern UK, cash and cash equivalent of $909,498.

The following tables sets forth selected cash flow information for the periods indicated:

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$1,229,797	$109,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	61,669	-
Deferred rent expense	15,508	13,524
Deferred compensation	292,500	-
Amortization expense	34,045	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(3,623,046)	(62,041)
(Increase) decrease in prepaid expenses	(23,246)	24,000
(Increase) in security deposits	-	(471,653)
Increase in accounts payable and accrued expenses	934,075	81,833
Increase in taxes payable	281,676	-
Increase (decrease) in deferred revenue	373,903	(480,829)
Increase in advances from clients	-	112,340

Net cash (used in) operating activities	(423,119)	(673,457)

Net change in cash	(423,119)	(673,457)
Cash, beginning of period	2,290,429	1,093,755

Cash, end of period	$1,867,310	$420,298

Supplemental disclosure of cash flow information

Cash paid for income taxes	$6,940	$11,225

Cash paid for interest	$-	$-

Cash Flow from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $423,119, compared to net cash consumed by operating activities of $673,457 for the three months ended March 31, 2016, a decrease in net cash consumed by operating activities of $250,338. We had net income of $1,229,797 for the three months ended March 31, 2017, an increase of $1,120,428 from the net income of $109,369 for the three months ended March 31, 2016.

These changes are primarily attributable to the combination of the following: seasonality, where a significant portion of our clients engage our services in the fourth quarter of the fiscal year; we now pay our service providers faster; and reduction of deferred revenue reflecting the increased efficiency in providing our services where services are delivered faster and in a shorter time frame.

Cash from operating activities is broken down by reporting segments as follows: AEC US, net operating cash outflow of $18,977; AEC Southern UK, net operating cash outflow of $404,141.

Cash Flow from Investing Activities

We had no cash flow from investing activities during the three month periods ended March 31, 2017 and 2016.

Cash Flow in Financing Activities

We had no cash flow from financing activities during the three month periods ended March 31, 2017 and 2016.

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

The Company has assessed all newly issued accounting pronouncements released during the three months ended March 31, 2017 and through the date of this filing, and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

We experience seasonality in business with students as chief customers, particularly AEC New York’s student consulting/college application business. The seasonality reflects the general trend of the industry of admissions and education related services, corresponding to the predominantly fall semester start dates of educational institutions admissions. Our services are higher in the fourth and first quarters of our fiscal year than the other two quarters, reflecting the engagement for services of educational institutions admissions predominantly occurring in the fourth quarter and first quarter of a calendar year, and other consulting services corresponding to the beginning of academic year, i.e. the fall semester.

There is no noticeable seasonality for consulting services for companies, namely company consulting services in AEC New York’s business and executive/staff training services in AEC Southern UK’s business.

Subsequent Event

The Company’s management has performed subsequent events procedures through May 15th, 2017, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were not sufficiently effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2017, there were no material changes to the risk factors previously disclosed in the “Risk Factors” Section in our annual report on Form 10-K for the period ended December 31, 2016, filed on April 17,2017.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuance of options or shares, registered or not, during 3 month period ended March 31, 2017.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*In accordance with Regulations S-K, Section 1350 Certifications in Exhibit 32 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2017

AMERICAN EDUCATION CENTER, INC.

	By:	/s/ Jonathan F. McKeage
Jonathan F. McKeage
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Max Chen
Max Chen
President, Chairman, Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

