Form 10-Q
period 2017-06-30
AMERICAN EDUCATION CENTER, INC.
filed 2017-08-14
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017, or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 41,350,000 shares of common stock at par value of $0.001 as of August 8, 2017.

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

Forward-looking statements, which involve assumptions and describe our plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements because of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

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

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q.  Such statements are presented only as some guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

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

PART I.

FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2017	2016
	(Unaudited)

Current assets:
Cash (Note2)	$1,606,952	$2,290,429
Accounts receivable, net of allowance for doubtful accounts of $108,300 and $63,000 at June 30, 2017 and December 31, 2016, respectively (Note 2)	6,686,797	2,887,837
Prepaid expenses	34,677	61,600

Total current assets	8,328,426	5,239,866

Noncurrent assets:
Deferred compensation (Note 6)	2,730,001	3,315,001
Deferred income taxes (Notes 2 and 13)	36,267	97,936
Intangible asset, net (Note 8)	510,678	578,769
Security deposits (Note 7)	266,021	266,021

Total noncurrent assets	3,542,967	4,257,727

TOTAL ASSETS	$11,871,393	$9,497,593

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,258,454	$3,452,231
Taxes payable	907,915	511,355
Deferred revenue (Note 9)	188,952	177,132
Loan from stockholders (Note 10)	113,906	113,906

Total current liabilities	5,469,227	4,254,624

Noncurrent liabilities:
Deferred rent	173,477	155,707
Long-term loan (Note 11)	295,579	295,579

Total liabilities	5,938,283	4,705,910

Stockholders’ equity:

Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized; 41,350,000 shares issued and outstanding, at June 30, 2017 and December 31, 2016	41,350	41,350
Additional paid-in capital	4,021,626	4,021,626
Retained earnings	1,870,134	728,707

Total stockholders' equity	5,933,110	4,791,683

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,871,393	$9,497,593

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues (Note 2)	$5,704,693	$1,226,851	$15,163,399	$3,910,655

Costs and expenses:
Consulting services	3,584,877	1,083,670	9,780,129	3,057,187
Application fees	-	2,800	-	47,572
General and administrative	2,093,215	392,434	3,776,587	859,914

Total costs and expenses	5,678,092	1,478,904	13,556,716	3,964,673

Income (loss) from operations	26,601	(252,053)	1,606,683	(54,018)
Other income	2	801	2	5,193

Income (loss) before provision for income taxes	26,603	(251,252)	1,606,685	(48,825)
Provision for (benefit from) income taxes	114,973	(109,800)	465,258	(16,742)

Net income (loss)	$(88,370)	$(141,452)	$1,141,427	$(32,083)

Earnings per share - basic and diluted	$(0.00)	$(0.00)	$0.03	$(0.00)

Weighted average shares outstanding, basic and diluted	41,350,000	30,193,111	41,350,000	30,096,556

See accompanying notes to consolidated financial statements.

2

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

			Additional
	Common stock		paid-in	Retained
	Shares	Amount	capital	earnings	Total

Balance-December 31, 2016	41,350,000	$41,350	$4,021,626	$728,707	$4,791,683
Net income	-	-	-	1,141,427	1,141,427

Balance-June 30, 2017-unaudited	41,350,000	$41,350	$4,021,626	$1,870,134	$5,933,110

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$1,141,427	$(32,083)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred income taxes	61,669	(16,792)
Deferred rent expense	17,770	25,570
Deferred compensation (Note 6)	585,000	-
Bad debt expense	45,300	-
Stock issued for services	-	15,500
Amortization expense (Note 8)	68,091	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,844,260)	171,972
Decrease in prepaid expenses	26,923	47,830
Increase (decrease) in accounts payable and accrued expenses	806,223	(414,871)
Increase (decrease) in taxes payable	396,560	(11,175)
Increase (decrease) in deferred revenue	11,820	(553,624)
Increase in advances from clients	-	112,340

Net cash (used in) operating activities	(683,477)	(655,333)

Net change in cash	(683,477)	(655,333)
Cash, beginning of period	2,290,429	1,093,755

Cash, end of period	$1,606,952	$438,422

Supplemental disclosure of cash flow information

Cash paid for income taxes	$6,940	$7,389

Cash paid for interest	$7,389	$-

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOr the THREE AND SIX MONTHS ended JUNE 30, 2017 and 2016

1.	ORGANIZATION AND BUSINESS

American Education Center, Inc. (“AEC New York”) is a New York Corporation organized on November 8, 1999 and is licensed by the Education Department of the State of New York to engage in education related consulting services between the United States and China.

On May 7, 2014, the President/sole shareholder of AEC New York formed a new company (“AEC Nevada”) in the State of Nevada with the same name. On May 31, 2014, the President/sole shareholder of AEC New York exchanged his 200 shares for 10,563,000 shares of AEC Nevada and its subsidiaries (the “Company”). This exchange made AEC New York a wholly owned subsidiary of the Company.

On October 31, 2016, the Company completed an acquisition transaction through a share exchange with the stockholders of AEC Southern Management Co., Ltd. (“AEC Southern UK”), a company incorporated in December 2015 with registered capital of 10,000 British Pounds (approximately US$ 15,000) pursuant to the laws of England and Wales. The Company acquired 100% of the outstanding shares of AEC Southern UK in exchange for 1,500,000 shares of its common stock valued at $210,000, representing 4.63% of the issued and outstanding shares of common stock. Before October 31, 2016, AEC Southern UK was owned by the following persons, Ye Tian owned 51.00% and Rongxia Wang owned 49%. As a result of the acquisition, AEC Southern UK became a wholly-owned subsidiary of the Company.

AEC Southern UK holds 100% equity interest in AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) incorporated on December 29, 2015, with a registered capital of HK Dollars 10,000 (approximately US$ 1,300). AEC Southern UK holds 100% equity interest in Qianhai Education Consulting Management Co., Ltd., a foreign wholly owned subsidiary incorporated pursuant to PRC laws (“AEC Southern Shenzhen”) on March 29, 2016, with a registered capital of RMB 5,000,000 (approximately US$ 768,000).

The Company has a corporate structure which is set forth as follows:

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

1.	ORGANIZATION AND BUSINESS (continued)

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

AEC Southern UK provides targeted and tailored executive training services. AEC Southern UK currently has two major clients from the food industry. The training focuses on food industry regulation compliance in various geographical regions of Nanning, Qingdao and Shenzhen, International Organization for Standardization (“ISO”) 9001 compliance, human resources management and organizational management. AEC Southern UK is looking to expand its clientele to companies in other industries.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York, AEC Southern UK, AEC Southern HK and AEC Southern Shenzhen. All significant intercompany accounts and transactions have been eliminated in consolidation

The unaudited consolidated financial statements of the Company as of June 30, 2017 and for the three months and six months ended June 30, 2017 and 2016, have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (the “SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017.

Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts if required. On a periodic basis, management evaluates accounts receivable balances and establishes an allowance for doubtful accounts, based on the history of past write-offs and collections, when necessary. As of June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $108,300 and $63,000, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND six MONTHS ENDED June 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

AEC New York provides localize consulting services to multi-national companies and educational and career enrichment services to students. Consulting services to multi-national companies are recognized when all services are rendered. Services provided to students are generally paid in advance and are recognized proportionally as services are completed. The unearned advances of students services are reflected as “deferred revenue” in the consolidated balance sheets. No refund terms are offered for both types of services provided.

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

FOR THE THREE AND six MONTHS ENDED june 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company uses the fair value-based method for stock issued for services rendered and therefore all awards to employees and non-employees will be recorded at the market price on the date of the grant and expensed over the required period of services to be rendered.

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

FOR THE THREE AND six MONTHS ENDED june 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2017 and December 31, 2016, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States (“US”)

The Company is subject to United States tax at 34%. Provisions for income taxes in the United States have been made for taxable income the Company had in the US for the three and six months ended June 30, 2017 and 2016.

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

FOR THE THREE AND six MONTHS ENDED june 30, 2017 AND 2016

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, corporate taxes payable, and loan from stockholders. As of June 30, 2017 and December 31, 2016, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options and warrants are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options or warrants because it is unlikely they would be exercised if the exercise price were higher than the market price. Basic and diluted shares outstanding are the same for the three and six months ended June 30, 2017 and 2016, since the exercise prices for the outstanding options were higher than average market price of underlying common stock.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at three commercial banks located in United States and one commercial bank in Hong Kong. The Company uses a commercial bank located in Hong Kong which is not covered by protection similar to that provided by the Federal Deposit Insurance Corporation (“FDIC”) on funds held in United States banks. The FDIC insures $250,000 per bank for the total of all depository accounts. At June 30 2017, the Company’s US bank accounts had cash balances in excess of Federally insured limits of approximately $418,000. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institution utilized by the Company.

The following table represents major customers which individually accounted for more than 10% of the Company’s gross revenue for the six months ended June 30:

	2017

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$8,441,956	55.7%	$3,421,722	29.9%
Customer 2	2,826,640	18.6%	4,058,727	54.5%
Customer 3	1,596,745	10.5%	340,988	5.1%

	2016

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$526,220	13.5%	$16,220	1.7%
Customer 2	555,500	14.2%	-	-
Customer 3	1,165,120	29.8%	738,650	78.4%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND six MONTHS ENDED june 30, 2017 AND 2016

5.	SEGMENT REPORTING

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

Entity-Wide Disclosures

Revenues from external customers, gross profit, segment assets and liabilities for each business are as follows:

	For six months ended June 30, 2017
	AEC New York	AEC Southern UK	Total
Segment revenue:
Business consulting services	$3,358,595	$11,268,596	$14,627,191
Student VIP services	536,208	-	536,208

Total revenues	$3,894,803	$11,268,596	$15,163,399
Gross profit	$1,308,483	$4,074,787	$5,383,270

	For three months ended June 30, 2017
	AEC New York	AEC Southern UK	Total
Segment revenue:
Business consulting services	$1,336,540	$3,891,383	$5,227,923
Student VIP services	476,770	-	476,770

Total revenues	$1,813,310	$3,891,383	$5,704,693
Gross profit	$848,319	$1,271,497	$2,119,816

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND six MONTHS ENDED june 30, 2017 AND 2016

5. SEGMENT REPORTING (continued)

Entity-Wide Disclosures (continued)

	For six months ended June 30, 2016
	AEC New York	AEC Southern UK	Total
Segment revenue:
Business consulting services	$2,929,302	$-	$2,929,302
Parent service	47,649	-	-
Student VIP services	933,704	-	933,704

Total revenues	$3,910,655	$-	$3,910,655
Gross profit	$805,896	$-	$805,896

	For three months ended June 30, 2016
	AEC New York	AEC Southern UK	Total
Segment revenue:
Business consulting services	$1,012,727	$-	$1,012,727
Parent service	24,916	-	24,916
Student VIP services	189,208	-	189,208

Total revenues	$1,226,851	$-	$1,226,851
Gross profit	$140,381	$-	$140,381

	June 30, 2017
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$2,566,663	$9,304,730	$11,871,393
Segment liabilities	$2,363,679	$3,574,604	$5,938,283

	December 31, 2016
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$2,878,133	$6,619,460	$9,497,593
Segment liabilities	$2,925,200	$1,780,710	$4,705,910

The Company didn’t have operating segments as it only had one operating subsidiary, AEC New York, during six months ended June 30, 2016.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

6.	DEFERRED COMPENSATION

On October 31, 2016, a total of 1,500,000 shares were granted to AEC Southern UK’s CEO and vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the grant date, $210,000 was recognized as deferred compensation, which will be expensed over the three year vesting period using the straight line method. As of June 30, 2017, the remaining deferred compensation was $163,334.

On December 31, 2016, a total of 6,000,000 shares were granted to the AEC Southern UK’s Chairman and vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On December 31, 2016, $3,300,000 was recognized as deferred compensation, which will be expensed over the remaining two year and ten months using the straight-line method. As of June 30, 2017, the remaining deferred compensation was $2,566,667.

Future amortization of the deferred compensation is as follows:

Year Ending December 31,

2017	$585,000
2018	1,170,000
2019	975,001

Total	$2,730,001

Stock compensation expense was $292,500, $585,000, $0, and $0 for the three and six months ended June 30, 2017 and 2016, respectively.

7.	SECURITY DEPOSITS

The Company has security deposits with the landlord of $266,021 as of June 30, 2017 and December 31, 2016.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND six MONTHS ENDED june 30, 2017 AND 2016

8.	INTANGIBLE ASSET

The customized computer system is being amortized on a straight line basis over four and a half years. The gross carrying amount and accumulated amortization of this assets as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016

Intangible asset	$612,814	$612,814
Less: accumulated amortization	(102,136)	(34,045)

Intangible asset - net	$510,678	$578,769

For the three and six months ended June 30, 2017 and 2016, amortization expense was $34,036, $68,091, $0, and $0, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,

2017	$68,091
2018	136,181
2019	136,181
2020	136,181
2021	34,044

Total	$510,678

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND six MONTHS ENDED june 30, 2017 AND 2016

9.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when the services have been rendered. The deferred revenue at June 30, 2017 and December 31, 2016 was $188,952 and $177,132, respectively.

10.	RELATED-PARTY TRANSACTIONS

The loan from stockholders of $113,906 as of June 30, 2017 and December 31, 2016, respectively, represents unsecured non-interest bearing loans, arising from expenses paid on behalf of the Company. The loans are due on demand.

The Company’s President/Chairman/Chief Financial Officer/Secretary has a 34% interest in Columbia International College, Inc. (“CIC”). In the normal course of business, the Company conducts certain transactions with CIC. Included in accounts receivable is an amount due from CIC of $21,500 as of June 30, 2017 and December 31, 2016. The Company paid $0, $0, $50,000, and $225,000 for consulting services to CIC for the three and six months ended June 30, 2017 and 2016, respectively.

AEC New York’s Chief Operating Officer also serves as Chief Executive Officer of Wall Street Innovation Center, Inc. (“WSIC”). The Company entered into a sublease agreement with WSIC in March 2016, which expires in February 2021. WSIC paid the annual rent of $250,000 in advance. In the normal course of business, the Company conducts certain transactions with WSIC. Included in accounts payable is an amount due to WSIC of $372 and $110,000 as of June 30, 2017 and December 31, 2016, respectively. Cost of consulting service recorded for the three and six months ended June 30, 2017 and 2016 were $0, $0, $18,655, and $18,655, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

11.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. Interest expense for the three and six months ended June 30, 2017 and 2016 was $7,440, $14,829, $7,949, and $16,570, respectively.

12.	LEASE COMMITMENTS

In December 2014, the Company entered into a lease for office space with an unrelated party, expiring on July 31, 2025. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was amended and commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,066 per month for financial statement purposes which creates deferred rent as shown on the balance sheets. In February 2016, the Company entered into a sublease agreement to lease space to WSIC for an annual rental of $250,000 (see Note 10). The sublease commenced on March 1, 2016 and expires on February 28, 2021. The sublease income will be netted against the Company’s rent expense. Rent expense, net of sublease income, was approximately $58,000, $98,000, $99,000 and $195,000 for the three and six months ended June 30, 2017 and 2016, respectively.

Future minimum lease commitments are as follows:

Year Ending December 31,	Gross Lease Payment	Sublease Income	Net Amount

2017	$186,325	$125,000	$66,325
2018	378,862	250,000	128,862
2019	388,333	250,000	138,333
2020	418,604	250,000	168,604
2021	439,350	41,666	397,684
2022 and thereafter	1,666,383	-	1,666,383

Total	$3,477,857	$916,666	$2,566,191
20

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND Six MONTHS ENDED June 30, 2017 AND 2016

13. Income taxes

The component of deferred tax assets at June 30, 2017 and December 31, 2016 is as follows:

	2017	2016

Net operating loss carryforwards	$36,267	$97,936

The provision for income taxes for the three and six months ended June 30 consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Current:
Federal	$114,548	$(58,976)	$114,548	$-
State	66,196	(34,032)	66,196	50
Foreign	(65,771)	-	222,845	-
Total current	114,973	(93,008)	403,589	50

Deferred:
Federal	-	(10,642)	39,083	(10,642)
State	-	(6,150)	22,586	(6,150)
Foreign	-	-	-	-

Total deferred	-	(16,792)	61,669	(16,792)
Total	$114,973	$(109,800)	$465,258	$(16,742)

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US and UK. The Company is subject to income tax examinations of US federal, state, and city for 2016, 2015 and 2014 tax years and in the UK for 2016. The Company is not currently under examination nor have they been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

13.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the six months ended June 30 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Tax at federal statutory rate	34.0%	(34.0)%	34.0%	(34.0)%
State and local taxes, net of federal benefit	10.8	(10.8)	10.8	(10.8)
Tax impact of foreign operations	(247.2)	-	(13.9)	-
Non-deductible/ non-taxable items	634.6	1.1	(1.9)	10.5

Total	432.2%	(43.7)%	29.0%	(34.3)%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND six MONTHS ENDED june 30, 2017 AND 2016

14.	STOCK OPTIONS

The Company didn’t grant or exercise any options during the three and six months ended June 30, 2017.

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2016	3,200,000	$2.45	6.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at June 30, 2017	3,200,000	$2.45	6.37 years	$-

Vested and expected to vest at June 30, 2017	140,000	$1.00	4.00 years	$-

Exercisable at June 30, 2017	140,000	$1.00	4.00 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and six months ended June 30, 2017 and 2016.

Total recognized compensation expense related to all the above options was $0, $0, $0, and $0 for the three and six months ended June 30, 2017 and 2016, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND six MONTHS ENDED june 30, 2017 AND 2016

15.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through August XX, 2017, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company thereto, which appear elsewhere in this Quarterly Report on Form 10-Q, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

AEC Nevada was incorporated in May 2014 as a holding company; it conducts its business in the U.S. through its wholly owned subsidiary, AEC New York, and in China through its wholly owned subsidiaries, AEC Southern UK and the AEC Southern Subsidiaries. Through our AEC New York operation, we are devoted to international education exchanges and provide education-related consulting services such as educational and career enrichment opportunities to students, educators and educational institutions in both the PRC and the United States. Our mission is to provide “one-stop comprehensive services” to international students, educators, educational institutions and corporate entities. Our services include admission applications, visa applications, living accommodations and other consulting services to Chinese students who wish to study in the United States, placement services to qualified American educators to teach and live in China, as well as U.S. relocation services to employees of multi-national companies with U.S. operations.

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

There are two separate operating groups within AEC. In combination, they provide five types of consulting services.

•	Student & Family Services,

•	Institutional Services,

•	Executive Services ,

•	Student Exchange Programs, and

•	Educator Placements.

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

Through our Institutional Services, we assist U.S. institutions such as middle schools, high schools, and universities and colleges, to enroll students from China by establishing alliances and strategic business partnerships with colleges and universities in China; and we deliver tailored executive staff training services for companies in China.

Educational institutions in the U.S. retain us to reach, market to and recruit a broad population of prospective students. Although many U.S. educational institutions are interested in attracting more students from China to diversify their student bodies, they often have a difficult time marketing to and enrolling students from China often due to lack of understanding the Chinese culture and access to qualified students. We serve as an international liaison to provide marketing services to students in China. We enter into agreements with U.S. schools to market their institutions, academic programs, local environment and their students’ lifestyle on their behalf.

Additionally, we offer targeted and tailored executive staff training services provided through our AEC Southern subsidiary. Currently we have two enterprise clients who from time to time request from us customized training courses for their senior executives in specific areas such as regulatory compliance, human resources management, organizational management, business model development, and government relations. To provide this type of training, we work with third-party vendors to design one-week or two-week training programs conforming to our clients' specifications. We organize and arrange the training sessions, while the instructors are provided by our vendors.

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

Please refer our Form 10-K for fiscal year of 2016, which was filed on April 17th, 2017 for more information about our operations.

Pursuant to Accounting Standard Codification 280 “Segment Reporting” (“ASC 280”), we are required to identify reportable segments. Given the following criteria, we identify AEC has two reporting segments: AEC US and AEC Southern UK: 1. These two segments engage two sets of customers and vendors to generate revenue and incur expenses; 2. Separate financial information is generated for these two segments and; 3. Based on these financial reports and other segment specific information, the chief operating decision maker determines the resources to be allocated and evaluates the performance, of each segment.

Significant Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York and AEC Southern. All significant intra-company accounts and transactions have been eliminated in consolidation.

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

We have determined significant accounting principles with policies that involve the most complex and subjective decisions or assessments. While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Both operating groups are reported utilizing the same accounting policies.

Revenue is recognized when the following criteria are met: (1) when persuasive evidence of an arrangement exists; (2) delivery of the services has occurred; (3) the fee is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured. Tuition and consulting fees are generally paid in advance upon service engagement and are recognized when all services are rendered, net of refunds, if any. Tuition fees are recognized when reliable estimates of the number of students enrolled in the program are available upon the class completion. Consulting services that have refund provisions are recognized when such provisions have been fulfilled and refund provisions are no longer applicable.

Revenues are recognized as AEC UK and AEC New York companies meet the following criteria: a. AEC assumes primary obligation in the arrangements, b. AEC has latitude in setting the price charged to customers, c. AEC has the ability to change the products delivered or services provided, d. AEC has discretion in vender selection, e. AEC determines the product and service specifications and f. AEC assumes credit risks.

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

The Company has assessed all newly issued accounting pronouncements released during the six months ended June 30, 2017 and through the date of this filing, and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

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

The following table sets forth information from our statements of operations for the three-month period ended June 2017 and 2016:

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2017	2016

Revenues (Note 2)	$5,704,693	$1,226,851

Costs and expenses:
Consulting services	3,584,877	1,083,670
Application fees	-	2,800
General and administrative	2,093,215	392,434

Total costs and expenses	5,678,092	1,478,904

Income (loss) from operations	26,601	(252,053)
Other income	2	801

Income (loss) before provision for income taxes	26,603	(251,252)
Provision for (benefit from) income taxes	114,973	(109,800)

Net income (loss)	$(88,370)	$(141,452)

The following table sets forth information from our statements of segment reporting for the three-month period ended June 2017 and 2016:

	For three months ended June 30, 2017
	AEC US	AEC Southern UK	Total
Segment revenue
Revenues consulting	$1,336,540	$3,891,383	$5,227,923
Revenues students services	476,770	-	476,770
Total revenue	$1,813,310	$3,891,383	$5,704,693

	For three months ended June 30, 2016
	AEC US	AEC Southern UK	Total
Segment revenue
Revenues consulting	$1,916,575	-	$1,916,575
Revenues students services	744,496	-	744,496
Revenues parent services	22,733	-	22,733
Total revenue	$2,683,804	-	$2,683,804

Three Months Ended June 30, 2017 as Compared to Three Months Ended June 30, 2016

Revenue

The Company generates revenue from two separate segments: AEC US (the business generated by AEC New York) and AEC Southern UK. The Company completed the acquisition of AEC Southern UK in October 31, 2016. As such, no revenue was generated from the AEC Southern UK operation for the three months ended June 30, 2016.

AEC US’s business is principally consulting services and student VIP services regarding language training, job placement and academic tutorials.

AEC Southern UK’s business currently focuses on tailored executive staff training and consulting. These services are tailored to assist businesses in the food industry in meeting the ISO (“ISO 9001 Quality Management”) and FSA (“Food Standards Agency”) standards.

Our aggregate revenue from both AEC US and AEC Southern UK, for the three month period ended June 30, 2017 were $5,704,693 representing an increase of $4,477,842, or 365% from $1,226,851 for the three month period ended June 30, 2016. The growth was mainly driven by the expansion in our operations of AEC Southern UK and an increase in the number of clients participating in our student services.

Revenue by reporting segments are broken down as following: AEC US, total revenue $1,813,310, consist of company consulting revenue of $1,336,540, and student VIP service of $476,770; AEC Southern UK, total revenue of $3,891,383, all of which was consulting revenue from two companies.

Revenue from AEC US was $1,813,310 an increase of $586,459, or 48% from $1,226,851 for three months ended June 30 from prior year.

In terms of service types, our revenues are generated from consulting services to individuals and companies including our Elite 100 services, parent services and student VIP services through AEC New York and Executive staff training services through AEC Southern UK.

The aggregate revenue generated from consulting services to companies increased by $4,215,196 or 416% to $5,227,923 for the three months ended June 30, 2017 from $1,012,727 for the same period in the prior year. The increase is primarily due to the expansion of our services, specifically the food safety compliance/consulting services in China, which contributed $3,891,383 to the overall increase.

The aggregate revenue generated from consulting services to students and parents increased by $262,646, 123% to $476,770 for three months ended June 30, 2017 from $214,124 for the three months ended June 30, 2016, all of which increase came from AEC US’s business.

The increase in revenue in the three months ended June 30, 2017 was a result of expansion in our operations of AEC Southern UK, which contributed $3,891,383 or 68% to the overall revenue for the three months ended June 30, 2017.

Total Cost and Expenses

Our overall cost and expenses increased by $4,199,188 or 284%, to $5,678,092 for the three month period ended June 30, 2017 from $1,478,904 for the same period in the prior year.

Cost and expenses for providing our services to our clients are comprised of the cost of third-party consulting services, application fees, and general and administrative expenses.

Consulting Services

Cost of consulting services for the three month period ended June 30, 2017 was $3,584,877, an increase of $2,501,207 or 231% from $1,083,670 for the three month period ended June 30, 2016, which is primarily attributable to the rapid expansion of our business operations, especially with AEC Southern UK’s consulting services in China. We expect our consulting services to increase further in accordance with further expansion of our business operations.

Consulting services cost by reporting segment are broken down as follows: AEC US, cost of consulting services $964,991; AEC Southern UK, cost of consulting services $2,619,886.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, as well as fees for professional services and marketing and promotion expenses. Our general and administrative expenses were $2,093,215 for the three months ended June 30, 2017, and $392,434 for the three months ended June 30, 2016, indicating an increase of 433% or $1,700,781. This was mainly due to increase in marketing expense of $1,300,000 and personnel compensation of $300,000, all from the recently acquired operations of AEC Southern UK. The marketing expenses are consistent with the expansion of our business operations.

General and administrative expenses by reporting segment are broken down as follows: AEC US, of $492,861; AEC Southern UK, of $1,600,354.

Income taxes

The provision for taxes for the three months ended June 30, 2017 principally relates to federal, state, local and foreign jurisdiction income taxes. Income taxes for the three months ended June 30, 2016 relate principally to the creation of a valuation allowance for deferred tax assets principally related to the net operating loss carry forwards and the allowance for doubtful accounts.

The provision for income taxes was $114,973 for the three months ended June 30, 2017. Tax expenses by reporting segment are broken down as follows: AEC US, of $180,744; AEC Southern UK, due to the net loss of $263,084 for three months period ended June 30,2017, tax payable was offset by $65,771 from $288,616 for three months ended March 31, 2017.

Net Loss

Net loss was $88,370 for the three months ended June 30, 2017, compared to net loss of $141,452 for the three months ended June 30, 2016.

The net loss is broken down by reporting segments as follows: AEC US net income of $174,714, AEC Southern UK net loss of $263,084.

The following table sets forth information from our statements of operations for the six month period ended June 2017 and 2016:

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016

Revenues (Note 2)	$15,163,399	$3,910,655

Costs and expenses:
Consulting services	9,780,129	3,057,187
Application fees	-	47,572
General and administrative	3,776,587	859,914

Total costs and expenses	13,556,716	3,964,673

Income (loss) from operations	1,606,683	(54,018)
Other income	2	5,193

Income (loss) before provision for income taxes	1,606,685	(48,825)
Provision for (benefit from) income taxes	465,258	(16,742)

Net income (loss)	$1,141,427	$(32,083)

Earnings per share - basic and diluted	$0.03	$(0.00)

Weighted average shares outstanding, basic and diluted	41,350,000	30,096,556

The following table sets forth information from our statements of segment reporting for the six-month period ended June 2017 and 2016:

	For six months ended June 30, 2017
	AEC US	AEC Southern UK	Total
Segment revenue
Revenues consulting	$3,358,595	$11,268,596	$14,627,191
Revenues students services	536,208	-	536,208
Total revenue	$3,894,803	$11,268,596	$15,163,399

	For six months ended June 30, 2016
	AEC US	AEC Southern UK	Total
Segment revenue
Revenues consulting	$2,921,302	$-	$2,921,302
Revenues students services	941,704	-	941,704
Revenues parent services	47,649	-	47,649
Total revenue	$3,910,655	$-	$3,910,655

Six Months Ended June 30, 2017 as Compared to Six Months Ended June 30, 2016

Revenue

The Company generates revenue from two separate segments: AEC US (the business generated by AEC New York) and AEC Southern UK. The Company completed the acquisition of AEC Southern UK in October 31, 2016. As such, no revenue was generated from the AEC Southern UK operation for the three months ended June 30, 2016.

AEC US’s business is principally consulting services and student VIP services regarding language training, job placement and academic tutorials.

AEC Southern UK’s business currently focuses on tailored executive staff training and consulting. These services are tailored to assist businesses in the food industry in meeting the ISO (“ISO 9001 Quality Management”) and FSA (“Food Standards Agency”) standards.

Our aggregate revenue from both AEC US and AEC Southern UK, for the six month period ended June 30, 2017 were $15,163,399 representing an increase of $11,252,744, or 288% % from $3,910,655 for the six month period ended June 30, 2016. The growth was mainly driven by the expansion in our operations of AEC Southern UK and an increase in the number of clients participating in our student services.

Revenue by reporting segments are broken down as following: AEC US, total revenue $3,894,803, consist of company consulting revenue of $3,358,595, and student VIP service of $536,208; AEC Southern UK, total revenue of $11,268,596, all of which was consulting revenue from two companies.

Revenue from AEC US decreased by $15,852, or 0.14%, from $3,910,655 for six months ended June 30, 2017 to $3,910,655 for the same period in the prior year.

In terms of service types, our revenues are generated from consulting services to individuals and companies including our Elite 100 services, parent services and student VIP services through AEC New York and Executive staff training services through AEC Southern UK.

The aggregate revenue generated from consulting services to companies increased by $11,697,889 or 399% to $1,4627,191 for the six months ended June 30, 2017 from $2,929,302 for the same period in the prior year. The increase is primarily due to the expansion of our services, specifically the food safety compliance/consulting services in China, which contributed $11,268,596 to the overall increase.

The aggregate revenue generated from consulting services to students and parents declined by $445,145, all of which decrease came from AEC US’s business. But as the increasing demand for education-related services from Chinese and other international students in the US, bilateral cooperation between China and the U.S. and AEC US’s value-added services, we expect the number of our clients to increase.

The increase in revenue in the six months ended June 30, 2017 was a result of expansion in our operations of recently acquired AEC Southern UK, which contributed $11,268,596 or 74% to the overall revenue for the six months ended June 30, 2017.

Total Cost and Expenses

Our overall cost and expenses increased by $9,592,043 or 242%, to $13,556,716 for the six month period ended June 30, 2017 from $3,964,673 for the same period in the prior year.

Cost and expenses for providing our services to our clients are comprised of the cost of third-party consulting services, application fees, and general and administrative expenses.

Consulting Services

Cost of consulting services for the six month period ended June 30, 2017 was $9,780,129, an increase of $6,722,942 or 220% from $3,057,187 for the six month period ended June 30, 2016, which is primarily attributable to the rapid expansion of our business operations, especially with AEC UK’s consulting services in China. We expect our consulting services to increase further in accordance with further expansion of our business operations.

Consulting services cost by reporting segment are broken down as follows: AEC US, cost of consulting services $2,586,320; AEC Southern UK, cost of consulting services $7,193,809.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to human resources, information technology and legal organizations, as well as fees for professional services and marketing and promotion expenses. Our general and administrative expenses were $3,776,587 for the six months ended June 30, 2017, and $859,914 for the six months ended June 30, 2016, indicating an increase of 339% or $2,916,673. This was mainly due to increase in marketing expenses of $2,360,000 and personnel compensation of $600,000, all from the recently acquired operations of AEC Southern UK, The marketing expenses are consistent with the expansion of our business operations.

General and administrative expenses by reporting segment are broken down as follows: AEC US, of $816,021; AEC Southern UK, of $2,960,566.

Income taxes

The provision for taxes for the six months ended June 30, 2017 principally relates to federal, state, local and foreign jurisdiction income taxes. Income taxes for the six months ended June 30, 2016 relate principally to the creation of a valuation allowance for deferred tax assets principally related to the net operating loss carry forwards and the allowance for doubtful accounts.

The provision for income taxes was $465,258 for the six months ended June 30, 2017.

Income tax expense by reporting segment is broken down as follows: AEC US, tax expense of $242,413, AEC Southern UK, tax expense of $222,845.

Net Income

Net income was $1,141,427, for the six months ended June 30, 2017, compared to net loss of $32,083 for the six months ended June 30, 2016, an increase of $1,173,510.

Net income broken down by reporting segments is AEC US, of $250,049, and AEC Southern UK, of $891,378.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash (Note2)	$1,606,952	$2,290,429
Accounts receivable, net of allowance for doubtful accounts of $108,300 and $63,000 at June 30, 2017 and December 31, 2016, respectively (Note 2)	6,686,797	2,887,837
Prepaid expenses	34,677	61,600

Total current assets	8,328,426	5,239,866

Noncurrent assets:
Deferred compensation (Note 6)	2,730,001	3,315,001
Deferred income taxes (Notes 2 and 13)	36,267	97,936
Intangible asset, net (Note 8)	510,678	578,769
Security deposits (Note 7)	266,021	266,021

Total noncurrent assets	3,542,967	4,257,727

TOTAL ASSETS	$11,871,393	$9,497,593

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,258,454	$3,452,231
Taxes payable	907,915	511,355
Deferred revenue (Note 9)	188,952	177,132
Loan from stockholders (Note 10)	113,906	113,906

Total current liabilities	5,469,227	4,254,624

Noncurrent liabilities:
Deferred rent	173,477	155,707
Long-term loan (Note 11)	295,579	295,579

Total liabilities	5,938,283	4,705,910

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 180,000,000 shares authorized; 41,350,000 shares issued and outstanding, at June 30, 2017 and December 31, 2016	41,350	41,350
Additional paid-in capital	4,021,626	4,021,626
Retained earnings	1,870,134	728,707

Total stockholders' equity	5,933,110	4,791,683

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,871,393	$9,497,593

Liquidity and Capital Resources

Our current assets primarily consist of cash and cash equivalents, accounts receivable, and prepaid expenses. We do not have inventory. Our accounts receivables are primarily from our long-time customers, the management evaluates the collectability of each customer periodically.

Our current liabilities primarily consist of accounts payable, accrued expenses, and taxes payable.

As of June 30, 2017, we had cash and cash equivalents of $1,606,952, a decrease $683,477 from $2,290,429 as of December 31, 2016.

Cash and cash equivalents are broken down by reporting segments as of June 30, 2017 is as follows, AEC US, of $675,619 and AEC Southern UK, of $931,333.

We have financed our operations primarily through cash flow from operating activities.

We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes.

As of June 30, 2017, we had working capital surplus of $2,859,199, an increase of $1,873,957 from a working capital of $985,242 as of December 31, 2016. The increase in working capital surplus is principally attributable to the increase of overall revenue, represented by increases in accounts receivable.

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

The following tables sets forth selected cash flow information for the periods indicated:

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$1,141,427	$(32,083)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	61,669	(16,792)
Deferred rent expense	17,770	25,570
Deferred compensation (Note 6)	585,000	-
Bad debt expense	45,300	-
Stock issued for services	-	15,500
Amortization expense (Note 8)	68,091	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,844,260)	171,972
Decrease in prepaid expenses	26,923	47,830
Increase (decrease) in accounts payable and accrued expenses	806,223	(414,871)
Increase (decrease) in taxes payable	396,560	(11,175)
Increase (decrease) in deferred revenue	11,820	(553,624)
Increase in advances from clients	-	112,340

Net cash (used in) operating activities	(683,477)	(655,333)

Net change in cash	(683,477)	(655,333)
Cash, beginning of period	2,290,429	1,093,755

Cash, end of period	$1,606,952	$438,422

Supplemental disclosure of cash flow information

Cash paid for income taxes	$6,940	$7,389

Cash paid for interest	$7,389	$-

Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2017 was $683,477, compared to net cash consumed by operating activities of $655,333 for the six months ended June 30, 2016, an increase in net cash consumed by operating activities of $28,144. We had net income of $1,141,427 for the six months ended June 30, 2017, an increase of $1,173,510 from the net income of $32,083 for the six months ended June 30, 2016. The increase of net cash used in operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to a decrease in in accounts receivable by $4,016,232, from $171,972 for the six months ended June 30, 2016.

These changes are primarily attributable to the combination of the following: seasonality, where a significant portion of our clients engage our services in the fourth quarter of the fiscal year; we now pay our service providers faster; and reduction of deferred revenue reflecting the increased efficiency in providing our services where services are delivered faster and in a shorter time frame.

Cash Flow from Investing Activities

We had no cash flow from investing activities during the six month periods ended June 30, 2017 and 2016.

Cash Flow in Financing Activities

We had no cash flow from financing activities during the six month periods ended June 30, 2017 and 2016.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

We experience seasonality in business with students as chief customers, particularly AEC US’s student consulting/college application business. The seasonality reflects the general trend of the industry of admissions and education related services, corresponding to the predominantly fall semester start dates of educational institutions admissions. Our services are higher in the fourth and first quarters of our fiscal year than the other two quarters, reflecting the engagement for services of educational institutions admissions predominantly occurring in the fourth quarter and first quarter of a calendar year, and other consulting services corresponding to the beginning of academic year, i.e. the fall semester.

There is no noticeable seasonality for consulting services for companies, namely company consulting services in AEC New York’s business and executive staff training services in AEC Southern UK’s business.

Subsequent Event

The Company’s management has performed subsequent events procedures through August 14, 2017, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were not sufficiently effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2017, there were no material changes to the risk factors previously disclosed in the “Risk Factors” Section in our annual report on Form 10-K for the period ended December 31, 2016, filed on April 17, 2017.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuance of options or shares, registered or not during the three months ended June 30, 2017.

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

August 14, 2017

AMERICAN EDUCATION CENTER, INC.

	By:	/s/ Jonathan F. McKeage
Jonathan F. McKeage
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Max P. Chen
Max P. Chen
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

