Form 10-Q
period 2017-09-30
AMERICAN EDUCATION CENTER, INC.
filed 2017-11-14
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 41,350,000 shares of common stock at par value of $0.001 as of November 9, 2017.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

●	our ability to deliver, market and generate sales of our advisory services;
●	our ability to develop and/or introduce new advisory services;
●	our projected revenues, profitability and other financial metrics;
●	our future financing plans;
●	our anticipated needs for working capital;
●	the anticipated trends in our industry;
●	our ability to expand our sales and marketing capability;
●	acquisitions of other companies or assets that we might undertake in the future;
●	competition existing today or that will likely arise in the future; and
●	other factors discussed elsewhere herein.

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

 PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2017	2016
	(Unaudited)

Current assets:
Cash	$1,609,945	$2,290,429
Accounts receivable, net of allowance for doubtful accounts of $108,300 and $63,000	6,604,059	2,887,837
at September 30, 2017 and December 31, 2016, respectively
Prepaid expenses	92,787	61,600

Total current assets	8,306,791	5,239,866

Noncurrent assets:
Deferred compensation	2,437,501	3,315,001
Deferred income taxes	33,436	97,936
Intangible asset, net	476,633	578,769
Security deposits	266,021	266,021

Total noncurrent assets	3,213,591	4,257,727

TOTAL ASSETS	$11,520,382	$9,497,593

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,067,358	$3,452,231
Taxes payable	826,370	511,355
Deferred revenue	100,000	177,132
Loan from stockholders	113,906	113,906

Total current liabilities	5,107,634	4,254,624

Noncurrent liabilities:
Deferred rent	182,510	155,707
Long-term loan	295,579	295,579

Total liabilities	5,585,723	4,705,910

Stockholders’ equity:
Preferred stock, $0.001 par value;
20,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value;
180,000,000 shares authorized; 41,350,000 shares issued and outstanding
at September 30, 2017 and December 31, 2016	41,350	41,350
Additional paid-in capital	4,021,626	4,021,626
Retained earnings	1,867,080	728,707
Accumulated other comprehensive income	4,603	-

Total stockholders' equity	5,934,659	4,791,683

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,520,382	$9,497,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$5,215,743	$969,959	$20,379,142	$4,880,614
Cost of revenues	3,890,800	794,273	13,670,929	3,899,032
Gross profit	1,324,943	175,686	6,708,213	981,582

Operating expenses:
Selling and marketing	750,565	48,465	3,320,568	180,612
General and administrative	656,317	257,606	1,862,901	985,373
Total operating expenses	1,406,882	306,071	5,183,469	1,165,985

Income (loss) from operations	(81,939)	(130,385)	1,524,744	(184,403)
Other income	82	2,409	84	7,602

Income (loss) before provision for income taxes	(81,857)	(127,976)	1,524,828	(176,801)
Provision for (benefit from) income taxes	(78,803)	(76,028)	386,455	(92,770)

Net income (loss)	$(3,054)	$(51,948)	$1,138,373	$(84,031)

Other comprehensive income
Foreign currency translation gain	4,603	-	4,603	-
Comprehensive income	$1,549	$(51,948)	$1,142,976	(84,031)

Earnings per share - basic and diluted	$(0.00)	$(0.00)	$0.03	$(0.00)

Weighted average shares
outstanding, basic and diluted	41,350,000	31,558,889	41,350,000	30,584,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$1,138,373	$(84,031)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	64,500	(73,719)
Deferred rent expense	26,803	36,877
Deferred compensation	877,500	-
Provision for doubtful accounts	45,300	-
Stock issued for services	-	95,500
Amortization expense	102,136	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,761,522)	317,242
(Increase) decrease in prepaid expenses	(31,187)	79,830
Increase (decrease) in accounts payable and accrued expenses	615,127	(692,502)
Increase (decrease) in taxes payable	315,015	(31,574)
Decrease in deferred revenue	(77,132)	(553,624)
Increase in advances from clients	-	93,790

Net cash used in operating activities	(685,087)	(812,211)

Effect of exchange rates changes on cash	4,603	-

Net change in cash	(680,484)	(812,211)
Cash at beginning of period	2,290,429	1,093,755

Cash at end of period	$1,609,945	$281,544

Supplemental disclosure of cash flow information

Cash paid for income taxes	$6,940	$-

Cash paid for interest	$14,778	$22,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total

Balance as of December 31, 2016	41,350,000	$41,350	$4,021,626	$728,707	$-	$4,791,683
Net income	-	-	-	1,138,373	-	1,138,373
Foreign currency translation gain	-	-	-	-	4,603	4,603

Balance as of September 30, 2017	41,350,000	$41,350	$4,021,626	$1,867,080	$4,603	$5,934,659

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

1.	ORGANIZATION AND BUSINESS

American Education Center, Inc. (“AEC New York”) is a New York Corporation organized on November 8, 1999 and is licensed by the Education Department of the State of New York to engage in education related consulting services.

On May 7, 2014, the President and then sole shareholder of AEC New York formed a new company (“AEC Nevada”) in the State of Nevada with the same name. On May 31, 2014, the President and then sole shareholder of AEC New York exchanged his 200 shares for 10,563,000 shares of AEC Nevada. The share exchange resulted in AEC New York becoming a wholly owned subsidiary of AEC Nevada (hereinafter the “Company”).

On October 31, 2016, the Company completed an acquisition transaction through a share exchange with two stockholders of AEC Southern Management Co., Ltd. (“AEC Southern UK”), a company incorporated in December 2015 with a registered capital of 10,000 British Pounds pursuant to the laws of England and Wales. The Company acquired 100% of the outstanding shares of AEC Southern UK in exchange for 1,500,000 shares of its common stock valued at $210,000. Prior to October 31, 2016, Ye Tian and Rongxia Wang held 51% and 49%, respectively, ownership interest in AEC Southern UK. As a result of the acquisition, AEC Southern UK became a wholly owned subsidiary of the Company.

AEC Southern UK holds 100% equity interest in AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) incorporated on December 29, 2015, with a registered capital of HK$10,000. AEC Southern HK owns 100% equity interest in Qianhai Education Consulting Management Co., Ltd., a foreign wholly owned subsidiary incorporated pursuant to the PRC laws (“AEC Southern Shenzhen”) on March 29, 2016, with a registered capital of RMB 5,000,000.

The Company’s corporate structure is as follows:

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

1.	ORGANIZATION AND BUSINESS (continued)

Headquartered in New York with operations in the PRC (People’s Republic of China), the Company covers two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education and working experience in the United States (“US”). It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC Southern UK delivers customized compliance training and advisory services to corporate clients in China in the food industry to help them comply with local food safety regulations and standards. Currently, its training program focuses on food industry regulatory compliance in various geographical regions of Nanning, Qingdao and Shenzhen, ISO compliance, human resources management and organizational management.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of full-year results. Certain prior year balances have been reclassified to conform to the current year's presentation; none of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented. The information in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 17, 2017.

Cash

Cash consists of all cash balances and liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains an allowance for doubtful account, periodically evaluates its accounts receivable balances and makes general and/or specific allowances when there is doubt as to their collectability. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts receivable are written off against the allowance only after exhaustive collection efforts. At September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $108,300 and $63,000, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional currency is US dollars. The company has one bank account located in the PRC. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in statements of changes in stockholders’ equity. Gain and losses from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income.

Revenue Recognition

Revenue is recorded pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

AEC New York delivers customized high school and college placement, career advisory as well as student and family services. Fees related to such advisory services are generally paid to the Company in advance and they are recorded as deferred revenue. Revenues are recognized proportionally as services are rendered or upon completion.

AEC Southern UK delivers customized compliance training and advisory services. It receives monthly non-refundable retainer payments and recognizes revenue when services are rendered.

Intangible Asset

The Company’s finite-lived intangible asset consists of a customized online campus system that was acquired from a third party. The system is used to provide online training for career advisory services and compliance training and advisory services. The asset was recorded at cost on the acquisition date and is amortized on a straight-line basis over its economic useful life.

The Company reviews its finite-lived intangible asset for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset to be held and used is measured by a comparison of the carrying amount of an asset to its undiscounted future net cash flows expected to be generated by the asset. If such asset is not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. Fair value is generally determined using a discounted cash flow approach.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At September 30, 2017 and December 31, 2016, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States (“US”)

The Company is subject to corporate income tax in the US at 34%. Provisions for income taxes in the United States have been made for taxable income the Company had in the US for the three and nine months ended September 30, 2017 and 2016.

United Kingdom (“UK”)

AEC Southern UK was incorporated in the United Kingdom and is governed by the income tax laws of England and Wales. According to current England and Wales income tax law, the applicable income tax rate for AEC Southern UK is 20%.

Hong Kong

AEC Southern HK was formed in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

The People's Republic of China (“PRC”)

AEC Southern Shenzhen was incorporated in the PRC. Pursuant to the income tax laws of China, the Company is not subject to tax on non-China source income.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This ASC also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures.

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. At September 30, 2017 and December 31, 2016, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (the “ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” with respect to Principal versus Agent Considerations. In April 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” with respect to Identifying Performance Obligations and Licensing. In April 2016, the FASB additionally issued ASU No. 2016-12, “Revenue from Contracts with Customers,” with respect to Narrow-Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers,” with respect to Technical Corrections and Improvements. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In May 2016, the FASB issued ASU No. 2016-11,Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of pending adoption of the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of ASU 2016-09 did not impact our consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU is not expected to have a material effect on its consolidated financial statements.

In August 2016, the FASB has issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company does not believe the adoption of this ASU would have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). The amendments amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at three commercial banks in the US and one commercial bank in the PRC and Hong Kong, respectively. The Federal Deposit Insurance Corporation covers funds held in US banks and it insures $250,000 per bank for the total of all depository accounts. The Hong Kong Deposit Protection Board covers funds held in HK banks and it insures HK$500,000 per bank for the total of all depository accounts. Fund held in the PRC bank is covered by Deposit Insurance Ordinance (index: 000014349/2015-00031) that insures CNY¥500,000 for the total of all depository accounts. At September 30, 2017, the Company’s US bank accounts had cash balances in excess of federally insured limits of approximately $409,000. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the nine months ended September 30, 2017 and 2016:

	2017

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$12,180,697	59.8%	$3,376,689	51.1%
Customer 2	2,826,640	13.9%	2,244,716	34.0%
Customer 3	2,376,125	11.7%	301,219	4.6%

	2016

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$1,621,590	33.2%	$468,650	58.8%

Customer 2	814,000	16.7%	-	-

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

5.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO considers the business from a geographic perspective and assesses performance and allocates resources on this basis. The reportable segments are as follows:

The Company has two operating segments: AEC New York and AEC Southern UK.

•	AEC New York delivers placement, career and student & family advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC Southern UK delivers customized compliance training and advisory services to corporate clients in China in the food industry to help them comply with local food safety regulations and standards.

Revenues from external customers, gross profit, segment assets and liabilities for each business are as follows:

	For the nine months ended September 30, 2017
	AEC New York	AEC Southern UK	Total
Segment revenue:
Compliance training & advisory	$-	$15,007,337	$15,007,337
Placement advisory	677,640	-	677,640
Career advisory	2,438,035	-	2,438,035
Student & Family advisory	2,256,130	-	2,256,130
Total revenue	$5,371,805	$15,007,337	$20,379,142
Gross profit	$1,776,618	$4,931,595	$6,708,213

	For the three months ended September 30, 2017
	AEC New York	AEC Southern UK	Total
Segment revenue:
Compliance training & advisory	$-	$3,738,741	$3,738,741
Placement advisory	141,432	-	141,432
Career advisory	841,290	-	841,290
Student & Family advisory	494,280	-	494,280
Total revenue	$1,477,002	$3,738,741	$5,215,743
Gross profit	$468,135	$856,808	$1,324,943

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

5.	SEGMENT REPORTING (continued)

	For the nine months ended September 30, 2016
	AEC New York	AEC Southern UK	Total
Segment revenue:
Placement advisory	958,618	-	958,618
Career advisory	1,302,074	-	1,302,074
Student & Family advisory	2,619,922	$-	$2,619,922
Total revenue	$4,880,614	$-	$4,880,614
Gross profit	$981,582	$-	$981,582

	For the three months ended September 30, 2016
	AEC New York	AEC Southern UK	Total
Segment revenue:
Placement advisory	18,550	-	18,550
Career advisory	400,000	-	400,000
Student & Family advisory	$551,409	$-	$551,409
Total revenue	969,959		969,959
Gross profit	$175,686	$-	$175,686

	September 30, 2017
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$2,449,870	$9,070,512	$11,520,382
Segment liabilities	$2,297,525	$3,288,198	$5,585,723

	December 31, 2016
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$2,878,133	$6,619,460	$9,497,593
Segment liabilities	$2,925,200	$1,780,710	$4,705,910

The Company had only one segment, AEC New York, during the three and nine months ended September 30, 2016.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

6.	DEFERRED COMPENSATION

On October 31, 2016, 1,500,000 common shares were granted to AEC Southern UK’s CEO that will vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the grant date, $210,000 was recognized as deferred compensation, which will be expensed over the three-year vesting period using the straight-line method. At September 30, 2017, the remaining deferred compensation was $145,833.

On December 31, 2016, 6,000,000 shares were granted to the AEC Southern UK’s Chairman and vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On December 31, 2016, $3,300,000 was recognized as deferred compensation, which will be expensed over the remaining two year and ten months using the straight-line method. At September 30, 2017, the remaining deferred compensation was $2,291,668.

Future amortization of the deferred compensation is as follows:

Year Ending December 31,

2017	$292,500
2018	1,170,000
2019	975,001

Total	$2,437,501

Stock compensation expense was $292,500, $877,500, $0, and $0 for the three and nine months ended September 30, 2017 and 2016, respectively.

7.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office of $266,021 as of September 30, 2017 and December 31, 2016.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

8.	INTANGIBLE ASSET, NET

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. The gross carrying amount and accumulated amortization of this asset as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016

Intangible asset	$612,814	$612,814
Less: accumulated amortization	(136,181)	(34,045)

Intangible asset - net	$476,633	$578,769

For the three and nine months ended September 30, 2017 and 2016, amortization expense was $34,045, $102,136, $0, and $0, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,

2017	$34,045
2018	136,181
2019	136,181
2020	136,181
2021	34,045

Total	$476,633

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

9.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenue at September 30, 2017 and December 31, 2016 was $100,000 and $177,132, respectively.

10.	RELATED-PARTY TRANSACTIONS

The loan from stockholders of $113,906 as of September 30, 2017 and December 31, 2016, represented an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. The loan was due on demand and was repaid in full on November 4, 2017.

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). In the normal course of business, the Company conducts certain transactions with CIC. Included in accounts receivable is an amount due from CIC of $21,500 as of September 30, 2017 and December 31, 2016. The Company paid $0, $0, $25,000, and $245,000 for consulting services to CIC for the three and nine months ended September 30, 2017 and 2016, respectively.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a company incorporated in the state of New York that focuses on career and business development activities. AEC New York’s Chief Operating Officer currently serves as the President/CEO of WSIC. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. Included in accounts payable is an amount due to WSIC of $372 and $110,000 as of September 30, 2017 and December 31, 2016, respectively. Additionally, the Company had entered into a sublease agreement with WSIC in March 2016, which was subsequently terminated on June 30, 2017.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

11.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. Interest expense for the three and nine months ended September 30, 2017 and 2016 was $7,389, $22,167, $7,389, and $22,167, respectively. The Company repaid $150,000 on November 10, 2017.

12.	LEASE COMMITMENTS

In December 2014, the Company entered into a lease for office space with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,066 per month for financial statement purposes which creates deferred rent as shown on the balance sheets. In February 2016, the Company entered into a sublease agreement to lease space to WSIC for an annual rental of $250,000 (see Note 10). The sublease commenced on March 1, 2016 and terminated on June 30, 2017. The sublease income was netted against the Company’s rent expense. Rent expense was approximately $102,198, $200,159, $33,000 and $168,000 for the three and nine months ended September 30, 2017 and 2016, respectively.

Future minimum lease commitments are as follows:

Year Ending December 31,	Gross Lease Payment

2017	$93,164
2018	378,862
2019	388,333
2020	418,604
2021	439,350
2022 and thereafter	1,666,383

Total	$3,384,696

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

13.	Income taxes

The component of deferred tax assets at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016

Net operating loss carryforwards	-	162,954
Allowance for doubtful accounts	44,540	28,350
Accelerated Depreciation	(11,104)	(12,150)
Deferred tax asset	33,436	179,154
Valuation allowance	-	(81,218)
Deferred tax asset, net	$33,436	$97,936

The provision for income taxes for the three and nine months ended September 30, 2017 and 2016 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Current:
Federal	$(28,753)	$(24,007)	$85,795	$(24,007)
State	(14,734)	4,906	51,462	4,956
Foreign	(38,147)	-	184,698	-
Total current	(81,634)	(19,101)	321,955	(19,051)

Deferred:
Federal	10,217	(56,927)	49,300	(73,719)
State	(7,386)	-	15,200	-
Foreign	-	-	-	-

Total deferred	2,831	(56,927)	64,500	(73,719)
Total	$(78,803)	$(76,028)	$386,455	$(92,770)

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US and UK. The Company is subject to income tax examinations of US federal, state, and city for 2016, 2015 and 2014 tax years and in the UK for 2016. The Company is not currently under examination nor has it been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNADUTED CONDENSE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

13.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the three and nine months ended September 30, 2017 and 2016 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Tax at federal statutory rate	34.0%	34.0%	34.0%	34.0%
State and local taxes, net of federal benefit	(14.8)	10.8	4.3	10.8
Net operating losses	-	-	(10.7)	-
Tax impact of foreign operations	(32.6)	-	(8.5)	-
Reversal valuation allowance	-	-	5.5	-
Over accrual	30.5	-	0.7	-
Tax adjustment	79.2	-	-	-
Non-deductible/non-taxable items	-	14.6	-	7.7

Total	96.3%	59.4%	25.3%	52.5%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED September 30, 2017 AND 2016

14.	STOCK OPTIONS

The Company didn't grant any options during the three and nine months ended September 30, 2017.

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2016	3,200,000	$2.45	6.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30, 2017	3,200,000	$2.45	6.12 years	$-

Vested and expected to vest at September 30, 2017	870,000	$1.42	4.65 years	$-

Exercisable at September 30, 2017	870,000	$1.42	4.65 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and nine months ended September 30, 2017 and 2016.

There was no compensation expense related to all the above options because the value ascribed to these options was not material.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED September 30, 2017 AND 2016

15.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through November 14, 2017, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements except for the following.

Appointment of Certain Officers

On August 29, 2017, Mr. Jonathan F. McKeage left his position as the Chief Executive Officer (“CEO”) of the Company because Mr. McKeage’s employment agreement with the Company ended on August 28, 2017. Mr. McKeage will remain as a senior advisor of the Company, assisting Mr. Max P. Chen, Chairman and Sole Director of the Company in the implementation of the its strategic and business plan. On August 28, 2017, Mr. Max P. Chen was appointed by the Board of Directors of the Company (the “Board”) to serve as the Company’s CEO, effective on August 29, 2017. The Company entered into an Employment Agreement with Mr. Chen on August 29, 2017 for a term of three-year period that renews annually unless terminated by either party.

On September 28, 2017, Mr. Anthony S. Chan, CPA was appointed by the Board to replace Mr. Max P. Chen as the Company’s CFO, effective on October 1, 2017. The Company entered into an Employment Agreement with Mr. Chan on September 28, 2017 (the “Employment Agreement”) for a term of three-year period unless terminated according to the Employment Agreement.

Series A Convertible Preferred Stock Issuance

On October 30, 2017, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with China Cultural Finance Holdings Company Limited, a British Virgin Islands corporation (the “Purchaser”) pursuant to which the Company will issue 500,000 shares (the “Shares”) of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), at price of $4 per Share (the “Purchase Price Per Share”) to the Purchaser, with the rights, privileges and preferences set forth in the Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”), for the aggregate price of Two Million Dollars ($2,000,000) (the “Purchase Price”).

On November 3, 2017, the Company designated and issued to the Purchaser, 500,000 shares as Series A Convertible Preferred Stock (the “Preferred Stock”) out of the 20,000,000 authorized number of preferred shares of the Company, par value $0.001 per share.

Pursuant to the Share Purchase Agreement, the Company will use its commercially reasonable efforts to apply to be listed on the NASDAQ Capital Market or such other national securities exchange as is reasonably acceptable to the Purchaser (the “National Exchanges”), so that the Company’s common stock (the “Common Stock”) will commence trading on one of the National Exchanges (the “Uplisting”) within 365 days after the Closing Date (the “Uplisting Deadline”). Each and every outstanding shares of Preferred Stock will automatically convert, without the payment of additional consideration by the holder thereof (the “Mandatory Conversion”) if and when Uplisting occurs (the “Mandatory Conversion Commencement”), into fully paid and non-assessable shares of Common Stock, at a conversion price which shall be the lesser of (i) $4.00 or (ii) 90% of the offering price in the occurrence of a secondary public offering of the Company’s Common Stock pursuant to a registration statement on Form S-1 (the “Conversion Price”).  The Conversion Price will be subject to adjustment in the event of reorganization, reclassification, consolidation or merger.

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

Overview

Leveraging our knowledge of the education environment in the United States (US) and understanding of the Chinese markets, we are a full-service advisory firm specializing in the delivery of customized college placement and career advisory services to Chinese students wishing to study in the US. Our advisory services are specifically designed to address the needs of the rising middle-class families in China. The demand for our advisory services is the result of China’s decades-long one-child policy, society’s priority and emphasis on children’s education, and families’ desire to gain access to US colleges and universities as well as work experience in the US.

Having delivered customized ESL (English as a second language) training, college and business consulting, and career advisory services to Chinese students and families since 1999, we are one of most experienced and recognizable holistic solutions provider of education advisory services in the US. With the acquisition of AEC Southern UK in October 2016, we also deliver customized compliance training and advisory services to corporate clients in China in the food industry to help them meet the related regulatory standards. The demand for such compliance training and advisory services in China has escalated in recent years and it is driven mainly by changes in the regulatory environment as food safety standards in China are being standardized.

Headquartered in New York with operations in the PRC (People’s Republic of China), our key advisory services include:

•	Placement Advisory Services;
•	Career Advisory Services;
•	Student & Family Services;
•	Other Recruitment & Placement Services; and
•	Compliance Training & Advisory Services.

Placement Advisory Services

Since 1999, we have been delivering customized Language Training & Placement Advisory services to Chinese students. Our one-stop advisory service encompasses ESL training and assistance throughout the high school/college application and admission process.

Targeting the needs of Chinese families in getting admissions to Ivy League colleges, our Elite College Advisory service is designed to assist qualified Chinese students gain access and apply to prestigious colleges and universities in the US. Specifically, we arrange campus tours, provide tailored language training, offer guidance on interview and communication techniques, and follow-up on their applications.

Once students are admitted into their target universities, our advisory services include, among other things, assistance in connection with their application for a second major, transfers, housing accommodations, and accelerated degree application. To help students optimize their on-campus experience and enhance their leadership and social skills, we would enroll them into seminars and social events that we partner with scholars and universities, business and non-profit organizations. To help enrich their cultural experience, we would arrange extracurricular activities such as organized artistic endeavors including dance, music, painting, photography and other performance events.

Career Advisory Services

Our Internship Advisory program focuses on student’s career development by helping them identify and secure suitable internship and part-time or full-time work opportunities that are appropriate for their educational background and experience level. Through this program, we strive to help students map and navigate their career path and counsel them on matters including academic improvement to career assistance.

Our Start-up Advisory program is designed to provide incubator services to students and/or their families who desire to start or make an investment in a business in the US. Our services include (i) recommending alternative business development opportunities; (ii) assistance with business plan development; (iii) assistance with accounting and financial management, marketing, product and project design; and (iv) assistance in project financing.

Student & Family Advisory Services

Through our business partners, we assist our students and/or their families in addressing their needs in real estate investments, personal financial planning and management, and other personal needs such as getting insurance coverage and starting businesses.

We also advise Chinese and corporate clients whose executives are moving to the US for work. The scope of our services includes assistance with business consulting, relocation and other aspects of family support services.

Other Recruitment & Placement Services

Through our Foreign Student Recruitment services, we assist universities in China to recruit students from the US. We customize this service based on our strategic relationship with college and universities in the US and the specific recruitment goals of these universities in China. The demand for our recruitment services is driven mainly by the lack of an established channel to attract students from the US and the needs by the Chinese universities to expand and diversify their student body.

Our Foreign Educator Placement services are designed to meet the increasing demand for experienced educators and teachers from the US to teach in China. Such demand covers the need to recruit qualified US educators from Pre K-12 to teach in China.

Compliance Training & Advisory Services

Our Compliance Training & Advisory service is being delivered by our wholly owned subsidiary, AEC Southern UK. Our services are designed to help companies in the food industry meet and comply with the related training on regulatory compliance, human resources management, organization management, business model development, and government relations. We work with local third-party vendors to design one- or two-week training programs that are tailored to our clients' specifications; organize and arrange the training sessions while the instructors are provided by our vendors.

Pursuant to Accounting Standard Codification 280 “Segment Reporting” (“ASC 280”), we have identified two reporting segments: AEC New York and AEC Southern UK. These two segments engage two sets of customers and vendors to generate revenue and incur expenses; they generate separate financial information; and based on their financial reports and other segment specific information, our chief operating decision maker determines the resources to be allocated and evaluates the performance, of each segment.

•	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education and working experience in the United States. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

•	AEC Southern UK delivers customized compliance training and advisory services to corporate clients in China in the food industry to help them comply with local food safety regulations and standards. Currently its training program focuses on food industry regulatory compliance in various geographical regions of Nanning, Qingdao and Shenzhen, ISO compliance, human resources management and organizational management.

Significant Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York and AEC Southern UK. All significant intercompany accounts and transactions have been eliminated in consolidation.

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2017, the Company does not have a liability for any unrecognized tax benefits.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our unaudited condensed consolidated financial statements when we deem it necessary.

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

Revenue is recognized when the following criteria are met: (1) when persuasive evidence of an arrangement exists; (2) delivery of the services has occurred; (3) the fee is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured. Advisory services fees paid in advance will be reflected as deferred revenue, and they are recognized proportionally as services are completed. Fees related to compliance training and advisory services are recognized upon completion of such services.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (the “ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606).'' This guidance supersedes current guidance on revenue recognition in Topic 605, "Revenue Recognition.'' In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” with respect to Principal versus Agent Considerations. In April 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” with respect to Identifying Performance Obligations and Licensing. In April 2016, the FASB additionally issued ASU No. 2016-12, “Revenue from Contracts with Customers,” with respect to Narrow-Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers,” with respect to Technical Corrections and Improvements. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In May 2016, the FASB issued ASU No. 2016-11,Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of pending adoption of the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (ASC 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of ASU 2016-09 did not impact our consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU is not expected to have a material effect on the its consolidated financial statements.

In August 2016, the FASB has issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects that the adoption of this ASU would not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company does not believe the adoption of this ASU would have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). The amendments amended Accounting Changes and Error Corrections (Topic 250) to state that registrants should consider additional qualitative disclosures if the impact of an issued but not yet adopted ASU is unknown or cannot be reasonably estimated and to include a description of the effect of the accounting policies that the registrant expects to apply, if determined. Transition guidance included in certain issued but not yet adopted ASUs was also updated to reflect this amendment. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

The Company has assessed all newly issued accounting pronouncements released during the nine months ended September 30, 2017 and through the date of this filing, and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

Third Quarter Highlights

For three months ended September 30, 2017,

•	Our total revenues increased by $4,245,784, or approximately 438%, to $5,215,743 in 2017 from $969,959 for the same period in 2016. The increase was due mainly to the acquisition of AEC Southern UK in fourth quarter of 2016 that specializes in the delivery of compliance training and advisory service; as well as increased marketing efforts to promote our placement and career advisory services in 2017.

•	Our compliance training and advisory services accounted for approximately 72% of our total revenues.

•	Our gross margin was approximately 25% as compared to approximately 18% in the same period in 2016. The increase is attributable mainly to the change in service-mix in 2017 as we generated higher revenues from career advisory services as well as the delivery of compliance training and advisory services in 2017.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Form 10-Q periodic report. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the year ended December 31, 2016.

Three Months Ended September 30, 2017 as Compared to Three Months Ended September 30, 2016

	For the three months ended September 30,
	2017	2016	Variance	%
Key revenue streams:
Compliance Training & Advisory Services	$3,738,741	$-	$3,738,741	NM%
Placement Advisory Services	141,432	18,550	122,882	662
Career Advisory Services	841,290	400,000	441,290	110
Student & Family Advisory	494,280	551,409	(57,129)	(10)
Total revenues	$5,215,743	$969,959	$ 4, 245,784	438%
Gross Profit	$1,324,943	$175,686	$1,149,257	654%
Gross Margin	25%	18%

Revenues

•	Total revenues for the three months ended September 30, 2017 were $5,215,743, representing an increase of $4,245,784, or 438% from $969,959 for the same period in 2016. The increase was attributed mainly to revenues from our compliance training and advisory services delivered by AEC Southern UK, a business that we acquired in the fourth quarter of 2016; as well as overall increase in our revenues from the placement and career advisory services.

•	Revenues from our compliance training & advisory services for the three months ended September 30, 2017 were $3,738,741, which accounted for approximately 72% of our total revenues during this period, all delivered by AEC Southern UK.

•	Our revenues from placement advisory services normally fluctuate as a result of seasonal or other factors related to the high school/college admission process. Historically, revenues from placement advisory services were generally the highest in the fourth quarter. Revenues from our placement advisory services increased by $122,882, or approximately 662% from $18,550 for the same period in 2016. Revenues for our career advisory services increased by $441,290, or 110% from $400,000 for the same period in 2016. The increase in our placement and career advisory services revenues was attributed mainly to increased selling and marketing activities in 2017. Revenues from student & family advisory services decreased by $57,129 from $551,409 for the same period in 2016, mainly due to timing of services being requested.

Gross Profit & Gross Margin

•	Our gross profit increased by $1,149,257, or 654% from $175,686 for the three months ended September 30, 2016. The increase was attributed mainly to the delivery of compliance training and advisory services in 2017, dedicated marketing activities to promote our placement and career advisory services and the reduction in outsourcing activities.

•	Our gross margin was approximately 25% for the three months ended September 30, 2017, as compared to approximately 18% for the same period in 2016. The improvement was attributable mainly to the change in our service-mix as we started to deliver compliance training and advisory services in 2017 as well as an increase in delivery of career advisory services.

Operating Expenses

•	Total operating expenses increased by $1,100,000 or 360% as compared to the same period of 2016. The increase was attributed to higher selling and marketing expenses of approximately $700,000, and higher general and administrative (G&A) expenses of approximately $400,000.

•	Higher selling and marketing expenses for the three months ended September 30, 2017 was due mainly to the inclusion of the recently acquired business of AEC Southern UK which generally has higher selling and marketing expenses, as well as increased marketing activities to promote the placement and career advisory services.

•	Increase in our G&A expenses is due mainly to the inclusion of AEC Southern UK business operation in 2017.

Income Tax Benefits

•	Income tax benefits of $78,803 for the three months ended September 30, 2017 represents the net effect of tax payable reversal and net loss for the period.

Net Loss

•	The decrease in our net loss of $48,894 for the three months ended September 30, 2017 as compared to the same period of 2016 was due mainly to higher gross profit in 2017 driven primarily by organic revenue growth and growth through acquisition.

Nine Months Ended September 30, 2017 as Compared to Nine Months Ended September 30, 2016

	For the nine months ended September 30,
	2017	2016	Variance	Percentage
Key revenue streams
Compliance training & advisory services	$15,007,337	$-	$15,007,337	NM %
Placement advisory services	677,640	958,618	(280,978)	(29)
Career advisory services	2,438,035	1,302,074	1,135,961	87
Student & family advisory	2,256,130	2,619,922	(363,792)	(14)
Total revenues	$20,379,142	$4,880,614	$15,498,528	318%
Gross profit	$6,708,213	$981,582	$5,726,631	583%
Gross margin	33%	20%

Revenues

•	Total revenues for the nine months ended September 30, 2017 were $20,379,142, representing an increase of $15,498,528, or approximately 318% from $4,880,614 for the same period in 2016. The increase was attributed mainly to revenues from our compliance training and advisory services delivered by AEC Southern UK, a business that we acquired in the fourth quarter of 2016; as well as overall increase in our revenues from career advisory services.

•	Revenues from our compliance training & advisory services for the nine months ended September 30, 2017 were $15,007,337, which accounted for approximately 74% of our total revenues during this period, all delivered by AEC Southern UK.

•	Revenues from our career advisory services for the nine months ended September 30, 2017 increased by $1,135,961 or 87% from $1,302,074 for the same period in 2016. The increase in our career advisory services revenues was attributed mainly to a change in our strategic direction to grow this market segment.

•	Revenues from student & family advisory services for the nine months ended September 30, 2017 decreased by $363,792 from $2,619,922 for the same period in 2016, mainly due to the timing of services being requested.

•	Revenues from our placement advisory services for the nine months ended September 30, 2017 decreased by $280,978, or approximately 29% from $958,618 for the same period in 2016. The decrease was due mainly to the increased competition in this market segment.

Gross Profit & Gross Margin

•	Our gross profit increased by $5,726,631, or 583% from $981,582 for the nine months ended September 30, 2016. The increase was attributed mainly to the delivery of compliance training and advisory services in 2017, dedicated marketing activities to promote our career advisory services and reduction in outsourcing activities.

•	Our gross margin was approximately 33% for the nine months ended September 30, 2017, as compared to approximately 20% for the same period in 2016. The improvement is attributable mainly to the change in our service-mix as we started to deliver compliance training and advisory services in 2017 as well as an increase in revenues from career advisory services.

Operating Expenses

•	Total operating expenses for the nine months ended September 30, 2017 increased by approximately $4,000,000 or 345% as compared to the same period in 2016. The increase was attributed to higher selling and marketing expenses of approximately $3,100,000, and higher general and administrative (G&A) expenses of approximately $900,000.

•	Higher selling and marketing expenses for the nine months ended September 30, 2017 was due mainly to the inclusion of the recently acquired business of AEC Southern UK which generally has higher selling and marketing expenses, as well as increased marketing activities to promote the career advisory services.

•	Increased in our G&A expenses was due mainly to the inclusion of AEC Southern UK business operation in 2017.

Income Taxes

•	Total income tax expense of $386,455 for the nine months ended September 30, 2017 is attributable mainly to net profits related to the recently acquired business of AEC Southern UK.

•	Total income tax benefits of $92,770 for same period in 2016 was due mainly to net loss related to our AEC New York business.

Net Income

•	The increase in our net income of $1,222,404 for the nine months ended September 30, 2017 as compared to the same period in 2016 was due mainly to higher gross profit in 2017 driven primarily by organic revenue growth and growth through acquisition.

Liquidity and Capital Resources

Cash Flows and Working Capital

As September 30, 2017, we had cash of $1,609,945, a decrease of $680,484 from $2,290,429 at December 31, 2016. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Nine months ended September 30,
	2017	2016	Variance	%

Net cash used in operating activities	$(685,087)	$(812,211)	$127,124	(16)%
Effect of exchange rates changes on cash	4,603	-	4,603	NM
Net change in cash	$(680,484)	$(812,211)	$131,727	(16)%

Cash Flow from Operating Activities

•	Net cash used in operating activities for the nine months ended September 30, 2017 was $685,087, compared to net cash consumed by operating activities of $812,211 for the nine months ended September 30, 2016. The decrease in net cash used in operations in 2017 was due mainly the growth in our overall business (both organically and through acquisition), effected by timing of collection of accounts receivable and payment to vendors.

•	These changes were primarily attributable to the combination of the following: seasonality, where a significant portion of our clients engage our services in the fourth quarter of the fiscal year; we now pay our service providers faster; and reduction of deferred revenue reflecting the increased efficiency in providing our services where services are delivered faster and in a shorter time frame.

Cash Flow from Investing Activities

•	We had no cash flow from investing activities during the nine-month periods ended September 30, 2017 and 2016.

Cash Flow in Financing Activities

•	We had no cash flow from financing activities during the nine-month periods ended September 30, 2017 and 2016.

Working Capital

The following table sets forth our working capital.

	September 30,	December 31,
	2017	2016	Variance	%

Total current assets	$8,306,791	$5,239,866	$3,066,925	59
Total current liabilities	5,107,634	4,254,624	853,010	20
Working capital	$3,199,157	$985,242	$2,213,915	225%
Current ratio	1.6	1.2

•	At September 30, 2017, we had working capital surplus of $3,199,157, an increase of $2,213,915 from a working capital surplus of $985,242 as of December 31, 2016. The increase in working capital surplus was attributable mainly to our revenue growth and improvement in gross margin.

•	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our operations by establishing additional representative offices in our major market, the PRC, increasing our marketing efforts and hiring more personnel to support our growing operations. We believe we have adequate working capital to fund future growth activities.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

•	We experience seasonality in business with students as customers, specifically our placement advisory, career advisory and student and family services, all related to business of AEC New York. The seasonality reflects the general trend of the industry of admissions and education related services, corresponding to the predominantly fall semester start dates of educational institutions admissions. Our services are higher in the fourth and first quarters of our fiscal year than the other two quarters, reflecting the engagement for services of educational institutions admissions predominantly occurring in the fourth quarter and first quarter of a calendar year, and other consulting services corresponding to the beginning of academic year, i.e. the fall semester.

•	There is no noticeable seasonality for our compliance training and advisory services delivered by AEC Southern UK.

Subsequent Events

The following are a series of events that occurred after the three months ended September 30, 2017.

Appointment of Certain Officers

On August 29, 2017, Mr. Jonathan F. McKeage left his position as the Chief Executive Officer (“CEO”) of the Company because Mr. McKeage’s employment agreement with the Company ended on August 28, 2017. Mr. McKeage will remain as a senior advisor of the Company, assisting Mr. Max P. Chen, Chairman and Sole Director of the Company in the implementation of the its strategic and business plan. On August 28, 2017, Mr. Max P. Chen was appointed by the Board of Directors of the Company (the “Board”) to serve as the Company’s CEO, effective on August 29, 2017. The Company entered into an Employment Agreement with Mr. Chen on August 29, 2017 for a term of three-year period that renews annually unless terminated by either party.

On September 28, 2017, Mr. Anthony S. Chan, CPA was appointed by the Board to replace Mr. Max P. Chen as the Company’s CFO, effective on October 1, 2017. The Company entered into an Employment Agreement with Mr. Chan on September 28, 2017 (the “Employment Agreement”) for a term of three-year period unless terminated according to the Employment Agreement.

Series A Convertible Preferred Stock Issuance

On October 30, 2017, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with China Cultural Finance Holdings Company Limited, a British Virgin Islands corporation (the “Purchaser”) pursuant to which the Company will issue 500,000 shares (the “Shares”) of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), at price of $4 per Share (the “Purchase Price Per Share”) to the Purchaser, with the rights, privileges and preferences set forth in the Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”), for the aggregate price of Two Million Dollars ($2,000,000) (the “Purchase Price”).

On November 3, 2017, the Company designated and issued to the Purchaser, 500,000 shares as Series A Convertible Preferred Stock (the “Preferred Stock”) out of the 20,000,000 authorized number of preferred shares of the Company, par value $0.001 per share.

Pursuant to the Share Purchase Agreement, the Company will use its commercially reasonable efforts to apply to be listed on the NASDAQ Capital Market or such other national securities exchange as is reasonably acceptable to the Purchaser (the “National Exchanges”), so that the Company’s common stock (the “Common Stock”) will commence trading on one of the National Exchanges (the “Uplisting”) within 365 days after the Closing Date (the “Uplisting Deadline”). Each and every outstanding shares of Preferred Stock will automatically convert, without the payment of additional consideration by the holder thereof (the “Mandatory Conversion”) if and when Uplisting occurs (the “Mandatory Conversion Commencement”), into fully paid and non-assessable shares of Common Stock, at a conversion price which shall be the lesser of (i) $4.00 or (ii) 90% of the offering price in the occurrence of a secondary public offering of the Company’s Common Stock pursuant to a registration statement on Form S-1 (the “Conversion Price”).  The Conversion Price will be subject to adjustment in the event of reorganization, reclassification, consolidation or merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2017, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO and CFO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company’s did not have effective internal control over financial reporting as of September 30, 2017.

Changes In Internal Control Over Financial Reporting

In August 2017, the Company engaged a seasoned finance executive with over 25 years of professional experience in auditing and SEC reporting as well as internal controls and risk management as its senior financial advisor to assist senior management in the assessment of its finance and accounting functions, and development of an actionable plan to strengthen the Company’s internal control over financial reporting as well as its ability to comply with rules and regulations. In light of the structure and discipline that has been established during the quarter ended September 30, 2017, the Company appointed the senior financial advisor as its chief financial officer effective October 1, 2017.

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

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2017, there were no material changes to the risk factors previously disclosed in the “Risk Factors” Section in our annual report on Form 10-K for the period ended December 31, 2016, filed on April 17, 2017.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuance of options or shares, registered or not during the three months ended September 30, 2017.

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

November 14, 2017

AMERICAN EDUCATION CENTER, INC.

	By:	/s/ Max P. Chen
Max P. Chen
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony S. Chan
Anthony S. Chan
Chief Financial Officer
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