Form 10-K
period 2017-12-31
AMERICAN EDUCATION CENTER, INC.
filed 2018-04-17
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2017 (the last business day of the Registrant’s most recently completed fiscal year) was $11,991,500.

As of April 17, 2018, the registrant had 41,350,000 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Throughout this Annual Report on Form 10-K, the “Company”, “we,” “us,” and “our,” refer to (i) American Education Center, Inc., a Nevada corporation (“AEC Nevada”); (ii) American Education Center, Inc., a New York corporation ("AEC New York"); and (iii) AEC Southern Management Co., Ltd, a company formed pursuant to the laws of England and Wales (the “AEC Southern UK”) and the subsidiaries of AEC Southern UK unless otherwise indicated or the context otherwise requires.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

•	our ability to deliver, market and generate sales of our advisory services;
•	our ability to develop and/or introduce new advisory services;
•	our projected revenues, profitability and other financial metrics;
•	our future financing plans;
•	our anticipated needs for working capital;
•	the anticipated trends in our industry;
•	our ability to expand our sales and marketing capability;
•	acquisitions of other companies or assets that we might undertake in the future;
•	competition existing today or that will likely arise in the future; and
•	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements because of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Part I, Item 2-“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Annual Report on Form 10-K.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K.  Such statements are presented only as some guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report on Form 10-K. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

AEC New York was approved and licensed by the Education Department of the state of New York in 1999 to engage in education consulting service between the U.S. and China. For over seventeen years, AEC New York has devoted itself to international education exchange between China and the United States, by providing education and career enrichment opportunities for students, teachers, and educational institutions from both countries.

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

Our mission is to become a leading total solutions educational services provider for Chinese students wishing to study in the United States, and a leading corporate training and advisory services provider for customers with corporate clients in the PRC across various industries.

Currently, we provide five types of consulting services:

•	Placement Advisory Services;
•	Career Advisory Services;
•	Student & Family Advisory Services;
•	Other Advisory Services; and
•	Corporate Training & Advisory Services.

Services to our clients are provided through the Company’s principal executive office in New York, NY, and AEC Shenzhen’s office in Shenzhen, China. For marketing, we engage local agents in Shenzhen in Guangdong province, Nanjing in Jiangsu Province, Chengdu in Sichuan Province, and Shanghai in China to promote our services to potential clients, and we plan to engage more agents in China in the future.

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

Share Purchase Agreement with China Cultural Finance Holdings Company Limited

On October 30, 2017, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with China Cultural Finance Holdings Company Limited, a British Virgin Islands corporation (the “Purchaser”) pursuant to which the Company will issue 500,000 shares (the “Shares”) of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at price of $4 per Share (the “Purchase Price Per Share”) to the Purchaser, with the rights, privileges and preferences set forth in the Certificate of Designation of Series A Convertible Preferred Stock (the “Certificate of Designation”), for the aggregate price of Two Million Dollars ($2,000,000) (the “Purchase Price”). The transactions underlying the Share Purchase Agreement were closed on the same day (the “Closing Date”).

Pursuant to the Share Purchase Agreement, the Company will use its commercially reasonable efforts to apply to be listed on the NASDAQ Capital Market or such other national securities exchange as is reasonably acceptable to the Purchaser (the “National Exchanges”), so that the Company’s common stock, par value $0.001 per share (the “Common Stock”) will commence trading on one of the National Exchanges (the “Uplisting”) within 365 days after the Closing Date (the “Uplisting Deadline”). Pursuant to the Share Purchase Agreement, if the Company does not complete Uplisting on or before the Uplisting Deadline (the “Eligible Uplisting”), the Purchaser will, within 30 days following the Uplisting Deadline, have the right to request the Company to buy back any number of the Shares (the “Buy Back Shares”), for a payment of the Buy Back Shares times the Purchase Price Per Share and such interest payment at a rate of 5% per annum accruing from Closing Date, subject to the terms and conditions of the Shares Purchase Agreement.

Corporate Structure

The corporate structure of the Company subsequent to the closing of the Share Exchange Agreement is illustrated as follows:

AEC Southern UK was incorporated on December 1, 2015 pursuant to the laws of England and Wales. AEC Southern Management Limited (“AEC HK”) was incorporated on December 29, 2015 pursuant to the laws of Hong Kong, and is a 100% owned subsidiary of AEC Southern UK. AEC Shenzhen was incorporated on April 15, 2016 as a wholly owned foreign enterprise pursuant to PRC laws, and is a 100% owned subsidiary of AEC HK. AEC HK, and AEC Shenzhen are hereinafter referred to as the “AEC Southern Subsidiaries”.

Upon closing of the Share Exchange Transaction, AEC Southern UK and its subsidiaries (AEC HK and AEC Shenzhen) became wholly owned subsidiaries of AEC Nevada.

The address of our principal executive offices and corporate offices is 2 Wall Street, Fl. 8, New York, NY 10005. Our telephone number is (212) 825-0437.

Other Developments

On August 22, 2017, AEC Southern Management Co. Ltd. (“AEC Southern”), a wholly-owned subsidiary of American Education Center Inc., a Nevada corporation (“AEC” or the “Registrant”), has entered into a non-binding letter of intent to acquire 100% of the outstanding shares of Dongmin Education Investment Co. Ltd. (“Dongmin”). Dongmin is an education investment and management company that delivers customized training and consulting services for both students and corporations in China.

On October 20, 2017 (the “Effective Date”), the Company entered into a copyright license agreement (the “Agreement”) with Max P. Chen, Chairman, Chief Executive Officer and interim Chief Financial Officer of the Company. Pursuant to the Agreement, Mr. Chen granted the Company a revocable, exclusive, world-wide, and royalty-free copyright license to a portfolio of English as second language books and training materials of which he authored /co-authored and currently holds the copyrights (collectively, the “ESL Materials”).

 On December 1, 2017, the Company entered into a Strategic Partnership Agreement with Oxbridge International Education Group (“Oxbridge”), a long-time customer and strategic partner of the Company, to strengthen existing business relationship, and to share resources in marketing and sales, and jointly established a number of programs including, but not limited to, the Short-term Exchange Program for Outstanding Students and the Young Chinese-American Start-up/Entrepreneur Center.

Leveraging our knowledge of the educational system and environment in the United States and our understanding of the market demands for education services in the PRC and its changing business economy, we specialize in the delivery of customized high school and college placement advisory services as well as career advisory services to Chinese students wishing to study and gain post-graduate work experiences in the United States. Our advisory services are specifically designed to address the educational needs of the rising middle-class families in China. The demand for our advisory services is primarily the result of China’s decades-long one-child policy, society’s focus and emphasis on children’s education, and families’ desire to gain access to U.S. colleges and universities as well as work experience in the U.S.

Additionally, recognizing the needs for enterprise training in China, since October 2016, we also deliver customized corporate training and advisory services to customers in China in the food industry to help them meet the related regulatory standards. The demand for such corporate training and advisory services in China has escalated in recent years and is driven mainly by China’s growing economy and desire to improve its competitiveness by meeting or setting international standards.

Our total revenues for the year ended December 31, 2017 and 2016 were $25,798,115 and $13,674,475, respectively. Revenues from our corporate training and advisory services for the year ended December 31, 2017 accounted for approximately 65% of our total revenues during this period, all delivered by AEC Southern UK, and revenues from student advisory services in the U.S., all delivered by AEC New York, accounted for approximately 35%. While our corporate training and advisory services have contributed significantly to our revenues since we started delivering such services as of October 2016, our strategy is to continue to strengthen our market position in the U.S. market by expanding our student advisory services in the U.S., for which we have formulated, and are in the process of implementing and rolling out, in multi-media marketing strategies and via multi-stage growth plans. For detailed information on marketing strategies and growth plans targeting to grow our education advisory services in the U.S., refer to “Item 1. Business – Our Marketing Strategies” and “Item 1. Business – Our Growth Strategies.”

Our Business

Headquartered in New York with operations in the PRC, the Company covers two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education in the United States (“U.S.”). It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC Southern UK delivers customized corporate training and advisory services to customers with corporate clients. We create corporate training curriculum and coordinate with third-party vendors to deliver in-person, live training sessions to our customers’ corporate clients. Our corporate training services focus on subjects such as human resource management, organizational management, as well as information on local food safety regulations and the ISO.

Our Mission is to become a leading total solutions educational services provider for Chinese students wishing to study in the United States, and a leading corporate training and advisory services provider for customers with corporate clients in the PRC across various industries.

Our Key Revenue Drivers

We have expanded our service platform to include not only advisory services for our student customers wishing to study and gain post-graduate work experiences in the U.S. but capitalizing on market demands for enterprise training in China, also corporate training and advisory services for our customers with corporate clients in China. Currently, our main advisory services include:

•	Placement Advisory Services;
•	Career Advisory Services;
•	Student & Family Advisory Services;
•	Other Advisory Services; and
•	Corporate Training & Advisory Services.

Placement Advisory Services, Career Advisory Services, and Student & Family Advisory Services are provided by our subsidiary AEC New York; Corporate Training & Advisory Services are provided by our subsidiary AEC Southern UK.

Placement Advisory Services

Our Placement Advisory Services include Language Training, Placement Advisory and Elite College Advisory services.

Since 1999, we have been delivering customized Language Training and Placement Advisory services to Chinese students. Our one-stop advisory service encompasses ESL training and assistance to students and their families throughout the high school, college application and admission process.

Our Language Training service is based on the existing ESL training platform which provides language training for standard test preparation and is designed to help improve student’s English listening, speaking, reading and writing skills. Student customers will be able to take these training courses online when our ESL online training platform goes live in the second quarter of 2018.

Targeting the needs of Chinese families in obtaining admission to Ivy League and other prestigious universities, our Elite College Advisory service is designed to assist qualified Chinese students apply to prestigious colleges and universities in the U.S. Specifically, we arrange campus tours, assist our student customers with their university applications, provide tailored language training, offer guidance on interview and communication techniques, and follow-up on their applications.

Once our student customers are admitted into their target universities, our advisory services further extend to academic and cultural related experiences including, among other things, providing assistance with applying for a second major or minor, transferring to a different university, housing accommodations, and applying for accelerated degrees. To help students optimize their on-campus experience and train their leadership and social skills, we also organize seminars and social events with our partner scholars and universities, non-profit and for-profit business organizations. Additionally, to help enrich their cultural experiences, we organize extracurricular and artistic activities including dance, music, painting, photography and other performance events.

For college application, we have designed the Key School Admissions Program, giving student customers closely guided application consulting services to gain admission to top U.S. universities.

For on-campus academic counseling, we offer the Elite100 program that focuses on leadership and communication skills development for our student customers.

Career Advisory Services

Our Career Advisory Services include our Internship Advisory program and the Start-up Advisory program.

Our Internship Advisory program focuses on student’s career development by helping them identify and secure suitable internship and part-time or full-time work opportunities that are appropriate for their educational background and experience level. Through this program, we strive to help students map and navigate their career path and counsel them on matters including academic improvement to career assistance. Through this program, our student customers have chances to communicate with professions in the field, and participate in real-world case studies.

Our Start-up Advisory program provides advisory services to students and/or their families who want to start or make an investment in a business in the U.S. Collaborating with our strategic partners, our services include (i) recommending alternative business development opportunities; (ii) assistance with business plan development; (iii) assistance with accounting and financial management, marketing, product and project design; and (iv) assistance in project financing.

Student & Family Advisory Services

Our Student & Family Advisory Services are designed to assist our students and/or their families in the process of settling down in the U.S., so they can effectively focus on their studies.

Through our business partners, we assist the students’ families with purchasing real estate properties, organizing their personal financial management and investment needs, getting insurance and starting businesses. Our American Dream Program helps students’ families find good investment projects in the U.S. We also advise Chinese and corporate clients whose executives are moving to the U.S. for work. The scope of our services includes assistance with business consulting, relocation and other aspects of family support services.

As an emerging company headquartered in the U.S., the advisory services in the U.S. are provided through our AEC New York subsidiary.

Other Advisory Services

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

Corporate Training & Advisory Services

Our Corporate Training & Advisory service is delivered by our wholly owned subsidiary, AEC Southern UK. We currently focus on corporate training in human resources management and organizational management for the general corporate market, as well as information sessions on local food industry regulations and the International Organization for Standardization (“ISO”). We advise on relevant training guidelines designed to further clients’ understanding of the pertinent compliance requirements, best practices, and/or relevant certification requirements.

Based on our clients’ specifications and objectives, we create training programs tailored to the specific needs and operation circumstances of our clients. Currently, our corporate training is delivered in-person by our outsourced vendors in accordance with the guidelines that we have developed based on our clients’ specifications.

Our Competitive Advantage

Our strength comes mainly from our understanding of the Chinese education and enterprise training markets and our ability in not only anticipating areas with great market demands but also delivering quality, customized services on a consistent basis. We have a scalable business platform that is conducive to growth in earnings and profitability; and have a business model that adapts well to changing market conditions. We believe that the following competitive strengths enhance our position in the markets that we are currently competing in:

•	Experienced Management. Our management team is comprised of industry experts with extensive experience in the education service industry, knowledge of the education system in the United States and a deep understanding of the Chinese market as well as finance executive who specializes in mergers and acquisitions, business reorganization, internal controls and risk management. We have established a corporate culture that is based on integrity, built compliance into risk management, integrated structure and discipline into our operating management and financial reporting processes, and made it a priority to deliver quality, customized services without compromising our ability to generate sustainable operating profits.

•	Proven Business Model. Our business model is to target those service areas that are driven by significant market demands and have potential for sustainable growth in the long run. We take a measured approach in growing our business and have been effective in anticipating market needs as we expand our customer base from students to corporate clients that need corporate training. As a total solutions education advisory services provider, we have been successful in not only meeting the market demands for quality education in the United States but also anticipating the needs for corporate training in China as the country continues to raise and/or standardize its food industry compliance requirements.

•	Scalable Business Platform. As an emerging business in the advisory and service business, we have the structure and discipline in controlling our operating expenses and overhead as we grow our business and improve our operating profits. By keeping a relatively low headcount and optimizing the use of outsourced industry experts, we have been effective in delivering quality services while maintaining healthy operating margins.

•	Customized Service Approach. Our success is built on our reputation in delivering consistent, reliable, quality, customized advisory services. Our approach is result oriented and we customize our service based on the specific needs of our student and corporate customers. Without compromising our objective of delivering consistent growth in earnings and profitability, we take pride in the delivery of tailored advisory services to our student customers as well as customized corporate training for our customer’s corporate clients in China.

Our Growth Strategy

Our goal is to become a leading total solutions educational services provider for Chinese students wishing to study and gain work experiences in the United States, and a leading corporate training and advisory services provider for customers with corporate clients in the PRC across various industries. Our business development plan includes, among other things, the following strategic initiatives:

•	Expand organically within existing markets and into new markets. Specifically intended to carry out our vision of strengthening our market position in the U.S., we are implementing a combination of on- and off-line marketing approaches to expand our student-customer base in markets we currently serve. Such approaches include the recently launched Membership Program that is designed to maximize the power of personal and commission-based referral of our services to other potential customers; and the AEC Help mobile application, a social network platform that is intended to bring students together under one roof, offering them alternative solutions to issues frequently encountered by foreign students in the United States.

•	Our Membership Program allows third-party agents and education service providers, either individuals or entities, to sign up as members. Benefits to becoming our members include access to all programs pursuant to our student advisory services currently provided by AEC New York. Our members typically have access to clients with needs that can be met by programs provided by AEC New York. After paying a one-time, non-refundable fee of $50,000 to become our member, members can seamlessly integrate our services with their service offerings by outsourcing the specific services to us. We believe the Membership Program will allow us to broaden the reach of our brand and services without establishing additional offices in China and in the U.S.

•	Our AEC Help mobile application is developed in-house and is operated by AEC New York. It is an iOS app that users can download for free from the Apple AppStore. Users are international students who are in the U.S. or seek to study in the U.S. The app provides various academic and non-academic resources compiled by us to assist users for studying and living in the U.S. Resources available through AEC Help Application include academic resources where users can filter and search for universities based on the user’s own test scores and preferences, and non-academic resources such as unit conversions, maps, real-time exchange rates, student events, etc. Where the online resources cannot provide sufficient assistance to our users, they are able to reach a member of our staff who will connect the user with a third-party service provide directly. We believe this social media network, AEC Help, will allow us to broaden our reach to potential student customers.

To grow organically, we plan to expand our service offerings to existing student customers, as well as deepening our strategic relationships with top universities, top companies, and top recruitment agencies, to aggregate our resources to collectively deliver customized career advisory services. We are prepared plan to launch the Other Recruitment & Placement Services in 2018 that includes our Foreign Student Recruitment services and Foreign Educator Placement services.

•	Through our Foreign Student Recruitment services, we will assist universities in China to recruit foreign students from the U.S. and other countries. We customize this service based on our relationship with universities in China and their specific recruitment goals. We believe the demand for our recruitment services is driven mainly by the lack of an established channel to attract students from the U.S. and the needs to expand and diversify the university’s student body.

•	Our Foreign Educator Placement services are designed to meet the increasing demand for experienced educators from the U.S. to teach in China. Based on our understanding of the market demands, we believe there is a significant service opportunity for us to recruit qualified U.S. educators from PreK-12 to college to teach in China.

•	Technology Platforms. We believe that our future success also depends, in part, on our ability to vertically integrate training courses and content delivery, specifically, complementing and integrating off-line, in person delivery with off-the-shelf, online delivery of training modules, which will increase the scalability of our operation. We are in the process of completing the development of an online ESL/language training platform for our student customers as well as an online training platform for our customer’s corporate clients in China which, when completed and launched, will allow participants to access our training courses on demand and on a 24/7 basis. Leveraging these two newly developed online training platforms, we believe we could realize significant growth in our revenues from language training as well as corporate training.

•	Mergers and Acquisitions. We plan to grow our training and advisory business through acquisitions and intend to replicate our success by identifying potential merger and acquisition targets, especially training institutions that are successful in their respective fields or industries, to efficiently and rapidly broaden our service offering. In addition, we are performing market research to identify suitable new markets and suitable targets in the education and training industry that are potentially profitable such as trade skills training, and personal development.

Our Management Team

We believe we have a strong and experienced management team including our founder, chief executive officer and chairman, Mr. Max P. Chen, a pioneer and leader in the education service industry; Mr. Qi Wu, Chairman and CEO of AEC Southern UK, who replaced Yangying Zou effective as of December 1, 2017, and a recognized expert with extensive business relationship in the PRC food industry; and Ms. Weihua Zhu, our chief operating officer with over a decade of experience in education advisory services, who, together as a team, have many years of public and private company experience, industry and professional experience and a significant network of business contacts in the industry, and extensive experience in SEC reporting, compliance and risk management, business reorganization, and mergers and acquisitions.

Our Industry and Market Opportunities

Educational, Non-Corporate Compliance Service Industry

The demand for global education is growing rapidly in China, and the United States remains the top choice for Chinese students wishing to study abroad. According to the Overseas Chinese Returnees Employment Blue Book published by the PRC’s Ministry of Education in 2015, approximately 4 million Chinese students had studied in foreign countries.

Source: Open Doors, IIE. Leading Places of Origin: Previous Years. Retrieved from https://www.iie.org/Research-and-Insights/Open-Doors/Data/International-Students/Places-of-Origin/Leading-Places-of-Origin

The number of Chinese students entering the U.S. for study grew sharply in 2006, when Congress loosened restrictions on student visas from China for the first time since the tragic events of September 11, 2001, and this trend has continued strongly since then. Accordingly, there is a large and growing number of Chinese students in the U.S. seeking a broad range of acclimation support and services, including education consulting services. We strive to become a bridge for these students with our service offerings.

According to Project Atlas, a collaborative global research initiative led by the Institute of International Education, in the academic year 2016/2017, the total number international students studying in the U.S. (in both public and private institutions) was 1,078,822, of which 350,755, or 32.5%, were Chinese nationals. For the academic year 2015/2016, the comparable figures were 1,043,839 international students in the U.S., of whom 31.5% or 328,547 were Chinese.  This growth trend has been in place for several years. However, with the current political environment in Washington, DC regarding visas, it is not known whether it will continue in the future.

Corporate Training and Advisory Service Industry

Market size of China's education industry

Source: Golden Age of China’s Education Industry: Seize the Moment. Technology, Media & Telecommunications Industry, Deloitte China. 2016

The PRC market demand for corporate and executive training is expected to continue to grow and take a bigger market share in the entire general education industry. According to a report published by Deloitte in 2016, Golden Age of China’s Education Industry, the education industry in China is expected to grow from RMB 1,643.2 billion in 2015 to RMB 2,923.5 billion in 2020. Corporate training that accounted for approximately 7.6% of the education industry in 2015 is expected to grow to approximately 9.0% in 2020. Individual career training in 2015 made up 20.2% of the education industry and it is projected to increase to 22.4% of the education industry in 2020, according to the Deloitte report. We believe the growth in the corporate training market is intricately linked to China’s growing economy and desire to improve its competitiveness by meeting or setting international standards.

AEC Southern UK is currently focused on delivering customized corporate training and advisory services, with an eye towards general career-related individual training, to be delivered both in person and online. As such, we believe that we are well positioned to address such training needs and plan to deliver customized corporate training for companies in China covering various industries. We are in the process of finalizing our in-house developed online training platform that will be utilized to delivery our corporate training services starting in the first quarter of 2018.

Our Competition

The education consulting business targeting both PRC citizens aboard and PRC residents is rapidly evolving, highly fragmented and competitive, and we expect competition in this sector to persist and intensify. For services provided by our AEC New York subsidiary, we primarily serve Chinese student customers and their families in the U.S. For services provided by our AEC Southern UK subsidiary, our corporate clients are primarily located in China.

Our advisory services for student customers face competition from New Oriental Education & Technology Group Inc., a market leader in the market of advisory services for student customers that we operate in.

The market for continuing professional education, corporate learning solutions, and corporate executive training is large, fragmented and highly competitive.

Our Marketing Strategies

We believe prospective student customers are attracted to our advisory services due to our excellent brand name, personalized service model and the quality of our services. Historically, as a small business, we rely extensively on our strategic partners and word-of-mouth referrals in growing our student customers; and employ the following marketing and recruiting methods to attract new student customers.

Commission-based referrals. To enhance the effectiveness of the referral process, we pay a commission that ranges from 10% to 20% on a success basis. Our placement advisory and career advisory services have benefited from, and are expected to continue to benefit from, commission-based referrals by our current and former student customers.

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

Social media marketing. We maintain our own Wechat official accounts that offer information on education and life abroad. In addition, we work with other Wechat official accounts with significant followings to publish information on AEC services. After every offline event, our employees will create chat groups with all event attendants to facilitate direct communication and follow up.

Most recently, we launched our in-house developed mobile application—AEC Help. It is an iOS app that users can download for free from the Apple AppStore. Users are international students who are in the U.S. or seek to study in the U.S. The app provides various academic and non-academic resources compiled by us to assist users for studying and living in the U.S. Resources available through AEC Help Application include academic resources where users can filter and search for universities based on the user’s own test scores and preferences, and non-academic resources such as unit conversions, maps, real-time exchange rates, student events, etc. Where the online resources cannot provide sufficient assistance to our users, they are able to reach a member of our staff who will connect the user with a third-party service provide directly. We believe this social media network, AEC Help, will allow us to broaden our reach to potential student customers.

Our Customers

We currently serve two types of customers: (i) Chinese students wishing to study and/or gain work experience in the U.S.; and (ii) companies with corporate clients in China in the food industry interested in receiving training to meet international standards, and get information on local food safety regulations and the ISO.

Our target student customers include high school students who want to apply for U.S. colleges, college students who need academic counseling and future career consulting, and graduates who need professional development. Our target also includes students’ families. The cost of studying abroad is high, therefore international students usually come from middle class or high-net-worth families. We have found that those families tend to invest overseas for wealth preservation and inheritance purposes.

The market for our AEC Southern UK’s services is driven by businesses that seek to close the execution gap that may exist between their business objectives and their existing business processes. We have two customers and they both have corporate clients in the food industry that need corporate training. With our custom-designed training programs in business/operation processes and executive training, we are also able to offer solutions to a broader range of companies.

For our AEC Southern UK segment, our 2 clients are Damapai International Trading (Hong Kong) Limited (“Damapai”) and W.W. Industrial China Ltd. (“WW”), representing 19.8% and 80.2%, 17.9% and 82.1% of revenue of AEC Southern UK for the fiscal years ended December 31, 2016 and 2017, respectively. We have entered into long-term agreements with these two customers; and we intend to renew the agreements upon their expiration in January 2018 for Damapai, and in November 2018 for WW. While our commercial relationship is non-exclusive in nature, we have maintained positive working relationships them and we believe they will continue to utilize our services in meeting the corporate training needs of their corporate clients in the PRC. We believe we are not dependent upon these two customers and will be able to find new customers swiftly on commercially reasonable terms, due to our expertise and experience in this field, and the general upswing and expansion of the PRC market demand for corporate and executive training.

The PRC market demand for corporate and executive training is expected to continue to grow and take a bigger market share in the entire general education industry. According to a report published by Deloitte in 2016, Golden Age of China’s Education Industry, the education industry in China is expected to grow from RMB 1,643.2 billion in 2015 to RMB 2,923.5 billion in 2020. Corporate training that accounted for approximately 7.6% of the education industry in 2015 is expected to grow to approximately 9.0% in 2020.

Our Regulatory Environment

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

The Education Department of the State of New York in 1999 consented for AEC New York to incorporate pursuant to §216 of New York Education Law Relating to Education Corporations, and Section 104 of the New York Business Corporation Law, and consented in 2003 for AEC New York to amend its certificate of incorporate to include education consulting service as its business purpose, pursuant to §216 of New York Education Law Relating to Education Corporations, and Section 104(e) of the New York Business Corporation Law.

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

Regulation of the Education Industry in China

The principal laws and regulations governing private education in China consist of the Education Law of the PRC, the Law for Promoting Private Education (2003), the Implementation Rules for the Law for Promoting Private Education (2004), and Law for Promoting Private Education (2016).

Under these regulations, “private schools” are defined as schools established by non-governmental organizations or individuals using non-government funds. Private schools providing academic qualifications education, kindergarten education, education for self-study examination and other education shall be subject to approval by the education authorities at or above the county level, while private schools engaging in occupational qualification training and occupational skill training shall be subject to approvals from the authorities in charge of labor and social welfare at or above the county level.

Since our operations in the PRC either delivered through our AEC New York office for education consulting services, placement services and family support services, or through our AEC Southern UK operation for corporate training, we believe we are not involved in providing services relating to the fundamental education systems of the PRC, including a school system of pre-school education, primary education, secondary education and higher education, a system of nine-year compulsory education and a system of education certificates, we believe our operations in the PRC are not subject to the PRC Private Education Laws. If our operations are found to be subject to, and/or in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation to which we or our customers are or will be subject, or if interpretations of the foregoing changes, we and our PRC subsidiaries may be subject to civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions.

Foreign Investment in Educational Service Industry

Under the Foreign Investment Industries Guidance Catalog (2015), or Foreign Investment Catalog, which was amended and promulgated by the National Development and Reform Commission, or NDRC, and the MOFCOM in March 2015 and became effective on April 10, 2015, foreign investment is encouraged in non-academic vocational training institutions. Preschool education, senior high school education and higher education in grades 10 to 12 are in a restricted industry, meaning foreign educational organizations with relevant qualifications and experience and Chinese educational organizations are only allowed to operate senior high schools in cooperative ways in the PRC. Any foreign investment in higher education and senior high school education has to take the form of a cooperative joint venture. Foreign investment is banned from compulsory education, which means grades 1 to 9. Foreign investment is allowed in after-school tutoring services and training services which do not grant certificates or diplomas. We do not believe we are subject to the aforementioned ban on foreign investment in educational service industries.

Employment Laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, and social insurance, housing funds and other welfare. These include local labor laws and regulations, which may require substantial resources for compliance.

China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract. The National Labor Contract Law has enhanced rights for the nation’s workers, including permitting open-ended labor contracts and severance payments. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary labor and makes it harder for employers to lay off employees. It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed once or the employee has worked for the employer for a consecutive ten-year period.

We are required by PRC laws and regulations to pay various statutory employee benefits, including pensions, housing funds, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated governmental agencies for the benefit of our employees. Except for housing funds, we are in compliance with payment of all other employment related insurance on behalf of our employees.

Taxation in the U.S.

We are subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; and

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities.

Taxation in the PRC

Pursuant to the Provisional Regulation of China on Value Added Tax and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or borne.

To ensure compliance with rules and regulations, we have engaged Mazars, an international audit, tax and advisory services firm to help evaluate the tax obligations of our wholly owned subsidiary, AEC Southern UK and its subsidiaries in light of the manner in which they are legally structured, the manner in which business is currently conducted and pertinent tax rules and regulations that are in effect at the respective jurisdictions (that is Wales, UK; Hong Kong and China). Our plan is to comply with the respective tax filing requirements based on Mazars’ assessment.

Regulations on Dividend Distribution in the U.S.

Our Board of Directors' ability to declare a dividend is subject to restrictions imposed by Nevada corporate law. Nevada corporate law, the Nevada Revised Statutes provides that no distribution (including dividends on, or redemption or repurchases of, shares of capital stock) may be made if, after giving effect to such distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business, or, (ii) except as otherwise specifically permitted by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of a dissolution to satisfy the preferential rights of preferred stockholders. Directors may consider financial statements prepared on the basis of accounting practices that are reasonable in the circumstances, a fair valuation, including but not limited to unrealized appreciation and depreciation, and any other method that is reasonable in the circumstances.

Regulations on Dividend Distribution in the PRC

Under applicable PRC laws and regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign-invested enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund statutory reserves of up to 50% of the registered capital of the enterprise. Statutory reserves are not distributable as cash dividends. Each wholly owned subsidiary in China must comply with the foregoing regulations.

Under PRC law, our subsidiary, AEC Southern Shenzhen, is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

As of the date of this prospectus, AEC Southern Shenzhen has not conducted any business and does not have any after-tax profit; and it has not declared or paid any dividends to our offshore entities.

M&A Rules and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, namely, the MOFCOM, the State Assets Supervision and Administration Commission, the State Administration of Taxation, SAIC, CSRC and SAFE, jointly adopted the M&A Rule which became effective on September 8, 2006. This M&A Rule purports to require, among other things, offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. While the application of the M&A Rule remains unclear, we believe, based on the advice of our PRC counsel, that CSRC approval was not required in the context of our initial public offering as we are not a special purpose vehicle formed for the purpose of acquiring domestic companies that are controlled by our PRC individual shareholders, as we acquired contractual control rather than equity interests in our domestic affiliated entities. However, we cannot assure you that the relevant PRC government agency, including the CSRC, would reach the same conclusion as our PRC counsel. If the CSRC or other PRC regulatory agency subsequently determines that we needed to obtain the CSRC’s approval for our initial public offering or if CSRC, we may face sanctions by the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our initial public offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as the trading price of our Common Stock.

Properties/Facilities

Our principal executive office is located at 2 Wall Street, Floor 8, New York, NY 10005. In December 2014, the Company entered into a lease for office space with an unrelated party. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was changed and commenced on March 1, 2015 and the Company received two months of free rent. This lease agreement requires a monthly rental of $29,558 and expires on July 31, 2025.

AEC Southern Shenzhen leases office space from an unrelated third party for a period from April 1, 2016 to March 31, 2018. This lease agreement requires a monthly rental of RMB 2,000 (approximately US$300). Upon expiration of the lease, we plan to renew or seek new locations.

We believe our facilities are sufficient for our business operations.

Employees

As of the filing date hereof, the Company has 25 full and part-time employees inclusive of outsourced consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If we are not able to continue to attract students to enroll in our courses without a significant decrease in course fees, our revenues may decline, and we may not be able to maintain profitability.

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

Our growth strategies include but are not limited to: expanding our service offerings to satisfy the needs of our student customers and customers with corporate clients that have compliance training needs. Our ability in executing our growth strategies depends largely on our capability in developing and delivering quality, customized services on a consistent basis and in a cost-effective and timely manner, as well as maintaining and continuing to establish strategic relationships with other businesses and education institutions. If we fail to successfully execute our growth strategies, we may be unable to maintain and grow our business operation, and our profitability may be materially and adversely affected.

We face competition in the student advisory services markets, and if we fail to compete effectively, our profitability may be adversely affected.

The markets for language training, college placement and career advisory are rather fragmented. With relatively low entry barriers, we face competition that compete generally on price. Our student customers may decrease due to price competition. Some of our competitors have greater resources than we have. These competitors may be able to devote greater resources than us to the development, promotion and marketing of their programs and services, and respond more quickly to changes in student needs, admissions standards or new technologies. We cannot assure you that we will be able to compete successfully against current or future competitors. If we are unable to maintain our competitive position or otherwise respond to evolving competition effectively, our profitability may be adversely affected.

We may need additional capital for growth purposes. The availability of capital and the terms on which it will be available are uncertain.

We may need to raise funds to take advantage of growth or acquisition opportunities in the future. We currently have no arrangements or commitments for additional financings. If we cannot expand our operation or make acquisitions that we believe are necessary to maintain our competitive position, we may not be able to maintain a reasonable growth rate. If we raise additional capital by selling equity or equity-linked securities, these securities would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences or privileges senior to those of our common stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our common stock. We may not be able to raise capital on reasonable terms or at all.

Our strategic relationships are usually non-exclusive arrangements and our strategic partners may provide the same or similar services to our competitors, which could significantly dilute any competitive advantage we get from these relationships.

We rely on our strategic partners to provide us with access to potential student customers and corporate customers with clients that need compliance training and advisory services. Our strategic partners may enter identical or similar relationships with our competitors, which could diminish the value of our service offerings. Our strategic partners could terminate their relationship with us at any time. Currently, we depend on two customers that have a significant base of corporate clients in China to generate all of our corporate training and advisory services. If any of these two customers were to terminate their relationship with us at the same time, we could face a significant decline in our revenues from corporate training and advisory services and we may not be able to replace the lost revenues in the short-run. We may not be able to maintain our existing relationships or enter new strategic relationships.

Because we rely on a limited number of customers for a large portion of our revenue, the loss of one or more of these customers could materially harm our business.

We receive a significant portion of our revenue in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our major customers (that individually accounted for more than 10% of our gross revenues) accounted for approximately 79.9% and 56.5% of our total revenue for the year ended December 31, 2017 and 2016. The loss of one or more of these major customers, a significant decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business and reputation. While none of these five largest customers have failed to make payments to us when they are due, we cannot guarantee that we would not experience this in the future.

We may be unable to protect our intellectual property adequately or cost effectively, which may cause us to lose market share or reduce our prices.

Our success depends in part on our brand identity and our ability to protect and preserve our proprietary rights. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We do not own any patents on our intellectual property, including our mobile app, the AEC Help and our online training platform. Rather, to protect our intellectual property, we rely on trade secrets, common law trademark rights, trademark registrations, copyright notices, copyright registrations, as well as confidentiality and work for hire, development, assignment and license agreements with our employees, consultants, third party developers, licensees and customers. However, these measures afford only limited protection and may be flawed or inadequate. In addition, enforcing our intellectual property rights could be costly and time-consuming and could distract management's attention from operating business matters.

The uncertainty involving the immigration policies of the current administration of the U.S. could have significant adverse effects on the demand for our business, and may negatively impact our results of operation.

The current U.S. administration has evoked uncertainty among international students and overseas business owners who wish to travel to the U.S. for education opportunities and business opportunities, respectively. Our business model and revenue from advisory services to student customers depends on the demand of international students and overseas business owners, and as such, could have a negative impact in our results of operation.

New services and programs that we develop may compete with our current offerings.

We are constantly developing new programs and services to meet changes in student demands and respond to changes to admissions standards, market needs and trends and technological changes. While some of the programs and services that we develop will expand our current offerings and increase student customers, others may compete with or make irrelevant our existing offerings without increasing our total revenues from advisory services provided to student customers. For example, our online training courses may take away students from our existing in-person courses. If we are unable to expand our program and service offerings while increasing our total student customer base and profitability, our business and growth may be adversely affected.

Our business is subject to fluctuations caused by seasonality or other factors beyond our control, which may cause our operating results to fluctuate from quarter to quarter.

For our AEC New York operations, we have experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations, primarily due to quarterly changes in student customers resulting from admission seasons. Historically, we receive deposits for our services during the second and third quarters of our fiscal year that usually lead to increased revenues during the subsequent quarters. However, deposits are refundable and thus, if the student customer is not accepted to the college or university of his/her choice (normally in the third and fourth quarters of our fiscal year), our revenues during these quarters may be lower than those in previous quarters. In addition, because these deposits can be refundable, revenue cannot be recognized until we successfully complete our services and our student customers receive admission letters. These fluctuations could result in volatility and adversely affect our operations from one quarter to the next. As our revenues grow, these seasonal fluctuations from AEC New York’s business operations may become more pronounced.

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

Our financial and operating results to date are not necessarily indicative of future operating results. In addition to the fluctuations described above, our revenues, expenses and operating results may vary from quarter to quarter and from year to year in response to a variety of other factors beyond our control, including, but not limited to:

•	general economic conditions;

•	perception of value and future opportunities for an international education as perceived by our Chinese customers;

•	changes in corporate training needs in China;

•	regulations or actions pertaining to the provision of corporate training and advisory services in China;

•	detrimental negative publicity about us, our competitors or our industry;

•	changes in consumers’ demand for our services and programs; and

•	non-recurring charges incurred in connection with acquisitions or other extraordinary transactions or unexpected circumstances.

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

Historically, our core business has been the delivery of advisory services to Chinese student customers wishing to study in the U.S. in the areas of college admission, internship and career development. In the fourth quarter of 2016, we expanded our business to include corporate training and advisory services with the acquisition of AEC Southern UK. We continually develop ideas for new services to expand our business and client base and we launch new projects on a regular basis and are in the process of rolling out our online training services. Some of these new service offerings have not generated significant revenues to date, and we have, necessarily, less experience responding quickly to changes, competing successfully and maintaining and expanding our brand in such new project areas. Consequently, there is limited operating history on which you can base your evaluation of the business and prospects of these relatively newer operations.

The continuing efforts of our senior management team and other key personnel are important to our success, and our business may be harmed if we lose their services.

The continuing services of our senior management team is very important to us. We particularly value the service of Mr. Max P. Chen—our founder, CEO and Chairman—who has been with AEC New York since its inception in 1999. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily, and our business may be disrupted or suffer from their departure. Competition for experienced management personnel in the private education sector is intense, the pool of qualified candidates is limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose teachers, students, and key professionals and staff members.

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

Risks Related To Doing Business in China

The PRC laws and regulations governing the Company’s business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations as well as in PRC economic, political and social conditions may have a material and adverse effect on the PRC economy and the education service industry in particular, and in turn the Company’s business.

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

Regarding intermediate and consulting business activities relating to self-funded overseas studying, the Ministry of Education (“MOE”), the Ministry of Public Security and the SAIC jointly issued the Administrative Regulations on Intermediate Services for Overseas Studies with Private Funds and their Implementing Rules in 1999 and the Education Commission of Beijing and Beijing Administration for Industry and Commerce jointly issued the Beijing Measures of Supervisions and Recognition of Intermediate Services for Self-Funded Overseas Studies (Trial) in September 2015, which require that any intermediate service organization engaged in such services procure from the MOE the Recognition on the Intermediate Service Organization for Self-funded Overseas Studies. On January 12, 2017, the State Council promulgated the Decision of the State Council on the Third Installment of the Cancellation of the Administrative Licensing Matters Delegated to Local Governments, which, among other things, cancelled the Recognition on the Intermediate Service Organization for Self-funded Overseas Studies, which means that the requirement for intermediate service organizations to obtain Recognition on the Intermediate Service Organization for Self-funded Overseas Studies from the provincial government for their engaging in intermediate and consulting business activities relating to self-funded overseas studies is cancelled. This Decision provided that after the cancellation of such requirements, the MOE and the SAIC shall study and develop contract template for reference and strengthen their guidance, regulating and service to intermediate service organizations and that the relevant industrial association shall play their role in self-discipline.

We believe that we are not required to obtain the aforementioned license for our student advisory services because the services are primarily delivered in the United States. For our corporate training and advisory services provided through AEC Southern UK to corporate customers with corporate clients located in the PRC, we believe they are not subject to the aforementioned regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office is located at 2 Wall Street, Floor 8, New York, NY 10005. In December 2014, the Company entered into a lease for office space with an unrelated party. The lease was to commence on December 11, 2014, however, due to renovation issues, the lease was changed and commenced on March 1, 2015 and the Company received two months of free rent. Pursuant to this lease agreement, the Company currently pays a monthly rent of $29,558 and expires on July 31, 2025.

AEC Southern Shenzhen leases office space from an unrelated third party for a period from April 1, 2016 to March 31, 2018. This lease agreement requires a monthly rental of RMB 2,000 (approximately US$300). Upon expiration of the lease, we plan to renew or seek new locations.

We believe our facilities are sufficient for our business operations.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC.QB under the symbol “AMCT” and has very limited trading. The closing price for our Common Stock on the OTC.QB on April 2, 2018 was $0.50 per share.

	Low Price	High Price
First Quarter 2018	$0.50	$0.80
Fourth Quarter 2017	$0.11	$1.00
Third Quarter 2017	$0.25	$0.80
Second Quarter 2017	$0.16	$0.65
First Quarter 2017	$0.10	$0.90
Fourth Quarter 2016	$0.10	$0.55
Third Quarter 2016	$0.02	$1.01
Second Quarter 2016	$-	$-
First Quarter 2016	$-	$-

Stockholders of Record

As of April 17, 2018, we have 94 recorded holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

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

Options, Warrants, Convertible Securities

Currently, we do not have any warrants, options or convertible securities outstanding other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year 2017 and current affair reports on Form 8-K, and the following.

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

Recent Sales of Unregistered Securities

On November 3, 2017, the Company issued 500,000 shares of its Series A Convertible Preferred Stock to the Purchaser in accordance with the terms of the Share Purchase Agreement. The offer and issuance of the Series A Convertible Preferred Stock and the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. For this issuance, the Company is relying on the exemption from registration pursuant to Regulation S promulgated under the Securities Act.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

None.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this Annual Report on Form 10-K, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Annual Report on Form 10-K.

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

Having delivered customized ESL (English as a second language) training, college and business consulting, and career advisory services to Chinese students and families since 1999, we are one of most experienced and recognizable holistic solutions providers of education advisory services in the US. With the acquisition of AEC Southern UK in October 2016, we also deliver customized corporate training and advisory services to corporate clients in China in the food industry to help them meet international standards due to China’s growing economy.

Headquartered in New York with operations in PRC (People’s Republic of China), our key advisory services include:

•	Placement Advisory Services;
•	Career Advisory Services;
•	Student & Family Services;
•	Other Advisory Services; and
•	Corporate Training & Advisory Services.

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

Other Advisory Services

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

Corporate Training & Advisory Services

Our Corporate Training & Advisory service is being delivered by our wholly owned subsidiary, AEC Southern UK. Our services are designed to help companies in the food industry train for best practices in human resources management, organization management, business model development, and government relations. We work with local third-party vendors to design one- or two-week training programs that are tailored to our clients' specifications; organize and arrange the training sessions while the instructors are provided by our vendors.

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

•	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education and working experience in the United States. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

•	AEC Southern UK delivers customized corporate training services on subjects such as human resource management, organizational management, as well as information on local food safety regulations and the ISO.

Significant Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York and AEC Southern UK. All significant intercompany accounts and transactions have been eliminated in consolidation.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2017, the Company does not have a liability for any unrecognized tax benefits.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our consolidated financial statements when we deem it necessary.

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

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In August 2016, the FASB has issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects that the adoption of this ASU would not have a material impact on its consolidated financial statements.

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

In February 2018, the FASB issue ASU 2018-02, Income Statement– Reporting Comprehensive Income (Topic 220). The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

The Company has assessed all newly issued accounting pronouncements released during the year ended December 31, 2017 and through the date of this filing, and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

Year Highlights

For the year ended December 31, 2017,

•	Our total revenues increased by $12,123,640, or approximately 89%, to $25,798,115 for the year ended December 31, 2017 from $13,674,475 for the year of 2016. The increase is due mainly to the acquisition of AEC Southern UK in the Q4 of 2016 that specializes in the delivery of corporate training and advisory service; as well as increased marketing efforts to promote our career advisory services in 2017.
•	Our corporate training and advisory services accounted for approximately 65% of our total revenues for year ended December 31, 2017.
•	Our gross margin was approximately 31% for year ended December 31, 2017 as compared to approximately 28% for the same period of 2016. The increase is attributable mainly to the increased gross profit margin of AEC New York, which increased from 25% for 2016 to 28% for 2017.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Form 10-K annual report. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the year ended December 31, 2017.

Year Ended December 31, 2017 as Compared to Year Ended December 31, 2016

	For year ended December 31,
	2017	2016	Variance	%
Key revenue streams:

Corporate Training & Advisory Services	$16,661,161	$6,050,000	$10,611,161	2%
Placement Advisory Services	757,640	1,228,028	(470,388)	NM
Career Advisory Services	4,356,460	2,483,194	1,873,266	75
Student & Family Advisory Services	3,922,120	3,913,253	8,867	0
Other Advisory Services	100,734	-	100,734	100
Total revenues	$25,798,115	$13,674,475	$12,123,640	89%
Gross Profit	$7,931,972	$3,806,430	$4,125,542	108%
Gross Margin	31%	28%

Revenues

•	Total revenues for the year ended December 31, 2017 were $25,798,115, representing an increase of $12,123,640, or 89% from $13,674,475 for the year ended December 31, 2016. The increase is attributed mainly to revenues from our corporate training and advisory services delivered by AEC Southern UK, a business that we acquired in Q4 of 2016; as well as overall increase in our revenues from the career advisory services by AEC New York.

•	Revenues from our corporate training & advisory services were $16,661,161, which accounted for approximately 65% of our total revenues, all delivered by AEC Southern UK.

•	Our revenues from placement advisory services normally fluctuate as a result of seasonal or other factors related to the high school/college admission process. The decrease in our placement advisory services was due to the allocate our resources to elite college advisory services. Revenues for our career advisory services increased by $1,873,266, or 75% from $2,483,194 the year ended December 31, 2016. The increase in our career advisory services revenues was attributed mainly to increased selling and marketing activities in 2017. Revenues from student & family advisory services increased by $8,867 from $3,913,253 for the year ended December 31, 2016, mainly due to timing of services being requested.

Gross Profit & Gross Margin

•	Our gross profit increased by $4,125,542, or 108% from $3,806,430 for the year ended December 31, 2016. The increase is attributed mainly to the delivery of corporate training and advisory services in 2017, dedicated marketing activities to promote our placement and career advisory services and reduction in outsourcing activities.

•

Our gross margin was approximately 31% in 2017, as compared to approximately 28% in 2016. The improvement is attributable mainly to the change in our service-mix as we started to deliver corporate training and advisory services in 2017 (a business that has a gross margin of 32%) as well as an increase of gross margin from AEC New York which has a gross margin of 28%.

Operating Expenses

•	Total operating expenses increased by $4,467,277 or 156% as compared to the year ended December 31, 2016. The increase in attributed to higher selling and marketing expenses of approximately $3,678,568, and higher general and administrative (G&A) expenses of approximately $3,655,600.
•	Higher selling and marketing expenses in 2017 is due mainly to the inclusion of the recently acquired business of AEC Southern UK as well as increased marketing activities to promote the career advisory services.
•	Increase in our G&A expenses is due mainly to the inclusion of AEC Southern UK business operation in 2017.

Income Tax

•	The provision for income tax was $352,984 for the year ended December 31, 2017, an increase of $137,267 from $215,717 for the year ended December 31, 2016. This was due mainly to decreased income tax due to increased deferred tax expense.

Net Profit

•	The decrease in our net profit of approximately $474,501 for the year ended December 31, 2017 as compared to the prior year was due mainly to loss from the AEC Southern UK business operation.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of December 31, 2017, we had cash of $2,720,985, an increase of $430,556 from $2,290,429 as of December 31, 2016. We have financed our operations primarily through cash flow from operating and financing activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Year ended December 31,
	2017	2016	Variance	%

Net cash used in (provided by) operating activities	$(1,312,291)	$1,804,498	$(3,116,789)	NM	%
Net cash used in by investing activities	-	(612,814)	612,814	NM
Net cash provided by financing activities	1,736,094	4,990	1,731,104	347
Effect of exchange rates changes on cash	6,753	-	6,753	NM
Net change in cash	430,556	1,196,674	(766,118)	NM

Cash Flow from Operating Activities

•	Net cash used in operating activities for the year ended December 31, 2017 was $1,312,291, compared to net cash provided by operating activities of $1,804,498 for the year ended December 31, 2016. The increase in net cash used in operations in 2017 is due mainly the growth in our overall business (both organically and through acquisition), effected by timing of collection of accounts receivable and payment to vendors.

•	These changes are primarily attributable to the combination of the following: pay our service providers faster; and reduction of deferred revenue reflecting the increased efficiency in providing our services where services are delivered faster and in a shorter time frame.

Cash Flow from Investing Activities

•	We had no cash flow from investing activities during the year ended December 31, 2017. In 2016, we purchased a new portfolio of software system which includes our Online Campus Solution for $612,814.

Cash Flow in Financing Activities

•	The loan from stockholders of $113,906 as of September 30, 2017 and December 31, 2016, represented an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. We repaid in full on November 4, 2017.
•	On December 1, 2014, an unrelated party loaned us $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. We repaid $150,000 on November 10, 2017.
•	On October 30, 2017, we issued 500,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share at price of $4 per share to China Cultural Finance Holdings Company Limited, a British Virgin Islands corporation, for the aggregate price of $2,000,000.

Working Capital

The following table sets forth our working capital.

	Year ended December 31,
	2017	2016	Variance	%

Total current assets	$9,510,288	$5,239,866	$4,270,422	81%
Total current liabilities	4,880,592	4,254,624	626,968	15
Working capital	$4,629,696	$985,242	$3,644,454	370%
Current ratio	1.9	1.2

•	As of December 31, 2017, we had working capital surplus of $4,629,696, an increase of $3,644,454 from a working capital surplus of $985,242 as of December 31, 2016. The increase in working capital surplus is principally attributable to the increase of overall revenue, represented by increases in accounts receivable and accounts payable.

•	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our operations by establishing additional representative offices in our major market, the PRC, increasing our marketing efforts and hiring more personnel to support our growing operations. We believe we have adequate working capital to fund future growth activities.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

•	We experience seasonality in business with students as customers, specifically our placement advisory, career advisory and student and family services, all related to business of AEC New York. The seasonality reflects the general trend of the industry of admissions and education related services, corresponding to the predominantly fall semester start dates of educational institutions admissions. Our services are higher in the fourth and first quarters of our fiscal year than the other two quarters, reflecting the engagement for services of educational institutions admissions predominantly occurring in the fourth quarter and first quarter of a calendar year, and other consulting services corresponding to the beginning of academic year, i.e. the fall semester.

•	There is no noticeable seasonality for our corporate training and advisory services that are being delivered by AEC Southern UK.

Subsequent Events

The following are a series of events that occurred after the year ended December 31, 2017.

Departure and Appointment of Certain Officers

On February 5, 2018, Mr. Anthony S. Chan notified American Education Center, Inc. (the "Company" or “AEC”) of his resignation from the Company as Chief Financial Officer, effective immediately. The Board of Director of the Company (the “Board”) has accepted Mr. Chan’s resignation. Following Mr. Chan’s departure, the Board appointed Mr. Max P. Chen, Chief Executive Officer, President, and Chairman of the Board, as interim Chief Financial Officer effective February 5, 2018, until such time that the Company secures the employment of a new Chief Financial Officer.

Mr. Chen has served as the Sole Director, Chairman of the Board, President, Chief Executive Officer and Secretary of the Company first since May 2014. He had previously served as the President, and sole Director of American Education Center, Inc., a New York corporation and now a wholly owned subsidiary of the Company, since its inception in 1999 to May 2014. Mr. Chen holds an M&R Management Certificate from Harvard Business School. The Company and Mr. Chen will not enter into an additional employment agreement regarding his interim position as Chief Financial Officer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2017 and the notes thereto are set forth on page F-1 through F-27 of this Annual Report.

ITEM 9. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

First Dismissal of Wei, Wei & Co.

The Company dismissed Wei, Wei & Co. LLP (“Wei & Wei”) as the Company's independent registered public accounting firm, effective as of May 23, 2017. The Board approved of the dismissal of Wei & Wei as of May 23, 2017.

Wei & Wei’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2016 and 2015, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of Wei & Wei on the effectiveness of internal control over financial reporting as of December 31, 2016 and 2015, did not contain an adverse opinion, nor were they qualified or modified. Following the completion of the review of financial statements for the period ended March 31, 2017,

During the fiscal years ended December 31, 2016 and 2015, and the subsequent interim period through May 23, 2017, there were (i) no "disagreements" (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Wei & Wei on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Wei & Wei’s satisfaction, would have caused Wei & Wei to make reference thereto in their reports, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K) except that Wei & Wei advised the Company of material weaknesses related to ineffective disclosure controls and procedures as the Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, and it did not have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) during the fiscal year ended December 31, 2015.

On May 23, 2017, the Company proposed to appoint Marcum Bernstein & Pinchuk LLP (“Marcum”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2017, pending the completion of Marcum’s internal acceptance procedures. The Board approved of the proposal of Marcum’s appointment as of May 23, 2017. Effective as of June 22, 2017, Marcum completed its internal acceptance procedures and replaced Wei & Wei as the Company’s independent registered public accounting firm immediately. During the fiscal years ended December 31, 2016 and 2015, and the subsequent interim period through May 23, 2017, neither the Company nor anyone on its behalf consulted with Marcum regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Marcum, in either case where written or oral advice provided by Marcum would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor, Wei & Wei or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Dismissal of Marcum Bernstein & Pinchuk LLP

The Company dismissed Marcum as the Company's independent registered public accounting firm, effective as of August 1, 2017. The Board approved of the dismissal of Marcum as of August 1, 2017.

Marcum has not issued any audit reports on the Company’s consolidated financial statements, nor was there any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

From June 22, 2017 to August 1, 2017, there were (i) no "disagreements" (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference thereto in their reports, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

Effective August 1, 2017, the Company appointed Wei & Wei as the Company’s independent registered public accounting firm. The Board approved of the appointment of Wei & Wei as of August 1, 2017. Wei & Wei audited the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2016 and 2015, and reviewed consolidated financial statements as of the subsequent interim periods until May 23, 2017 when Wei & Wei was previously dismissed by the Company.

Second Dismissal of Wei, Wei & Co.

The Company dismissed Wei & Wei as the Company's independent registered public accounting firm, effective as of February 22, 2018. The Board approved of the dismissal of Wei & Wei as of February 22, 2018. Wei Wei’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2016 and 2015, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through February 22, 2018, there were (i) no "disagreements" (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Wei Wei on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Wei Wei’s satisfaction, would have caused Wei Wei to make reference thereto in their reports, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

Effective February 22, 2018, the Company appointed GC & Associates CPAs PLLC (“GC & Associates”) as the Company’s independent registered public accounting firm for the Company’s fiscal years ended December 31, 2017 and ending December 31, 2018. The Board approved of the appointment of GC & Associates as of February 22, 2018. During the fiscal year ended December 31, 2017, and the subsequent interim period through February 22, 2018, neither the Company nor anyone on its behalf consulted with GC & Associates regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by GC & Associates, in either case where written or oral advice provided by GC & Associates would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor, Wei Wei or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO), as appropriate to allow timely decisions regarding required disclosure.

During the year ended December 31, 2017, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our CEO have concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of December 31, 2017. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

Based on this evaluation, our CEO has concluded that as of December 31, 2017, our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. We have identified the following deficiencies, we have limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Additionally, we have inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes in our accounting system, partly as a result of our limited size and accounting staff. We have taken steps to remediate these issues and expect to have improved controls and documentation in place by the end of the quarterly period June 30, 2018.

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

Changes in internal control over financial reporting

In August 2017, the Company engaged a seasoned finance executive with over 25 years of professional experience in auditing and SEC reporting as well as internal controls and risk management as its senior financial advisor to assist senior management in the assessment of its finance and accounting functions, and development of an actionable plan to strengthen the Company’s internal control over financial reporting as well as its ability to comply with rules and regulations. In light of the structure and discipline that has been established during the year ended December 31, 2017, the Company appointed the senior financial advisor as its chief financial officer effective October 1, 2017. The chief financial officer resigned for personal reasons by February 5, 2018. Our CEO, Max P. Chen, has acted as the interim CFO since February 5, 2018, while the Company is currently seeking a CFO with significant experience in public reporting company.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)	Position Since
Max P. Chen	62	President, Chief Executive Officer, interim Chief Financial Officer, Secretary, Sole Director	May 2014

Max P. Chen has over 30 years of experience in international education. He has served as the Sole Director, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company first since May 2014. He had previously served as the President, and sole Director of American Education Center, Inc., a New York corporation and now a wholly owned subsidiary of the Company, since its inception in 1999 to May 2014. From 1978 to 1982, Mr. Chen enrolled in Sichuan Normal University Department of Foreign Language. He was originally a professor with China Peasant University, and operated Correspondence Sichuan University with more than 70,000 students registered in the 1980s. Mr. Chen relocated to the U.S. and has developed schools and educational centers that coordinate cooperative educational programs between the U.S. and China. He holds an M&R Management Certificate from Harvard Business School. Mr. Chen is also the executive director of the US-China Higher Education Alliance.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director or any executive officers have not, during the past ten years:

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officer who occupied such position at the end of our latest fiscal year.

				Stock Option		All Other
Name and		Salary	Bonus	Awards	Stock Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	(#)	($)	($)
Max Chen, President, CEO and interim CFO	2016	$36,000	N/A	N/A	N/A	N/A	$36,000
	2017	$72,000	N/A	N/A	N/A	N/A	$72,000
Anthony S. Chan, CFO (1)	2016	-	-	-	-	-	-
	2017	$37,500	N/A	N/A	N/A	N/A	$37,500

(1)	Anthony S. Chan was served as Chief Financial Officer of the Company from September 28, 2017 to February 5, 2018.

Option Grants in Last Fiscal Year

The company did not grant any options in the fiscal year ended December 31, 2017.

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

Employment Agreements

The Company has entered into employment agreements with officers and other key employees.

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

Change of Control Compensatory Plans

As of December 31, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of April 17, 2018, by: (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of April 17, 2018, the Company has 41,350,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of April 17, 2018. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of April 17, 2018 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 2 Wall St., FL. 8, New York, NY, 10004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Director and Officers

Max P. Chen, President, Chief Executive Officer, interim Chief Financial Officer, Sole Director	10,563,000	27.5%
All officers and directors as a group (1 person)	10,563,000	27.5%

* Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation agreements and other arrangements described in “Management,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeded or will exceed $120,000; and

•	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

The Company repaid in full of the loan from Max P. Chen, our principal shareholder, in the total amount of $113,906 on November 4, 2017.

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company collected accounts receivable of $21,500 from CIC and prepaid CIC $82,500 for student consulting services to be delivered in 2018.

The Company entered into a sublease agreement with Wall Street Innovation Center, Inc. (“WSIC”) in March 2016, which was terminated on June 30, 2017. AEC New York’s Chief Operating Officer also serves as the Chief Executive Officer of WSIC. The Company also conducts certain transactions in the normal course of business with WSIC, which includes accounts payable in the amount due to WSIC of $372 as of December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $92,920 and $74,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we engaged our principal auditor, Wei, Wei & Co. LLP, and were billed approximately $2200 and $2,200, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

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

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-27 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
10.1	Amendment to Share Exchange Agreement dated March 27, 2017 by and among American Education Center Inc., AEC Southern Management Co., Ltd., Ye Tian, Rongxia Wang, and Yangying Zou
10.2	Licensing Agreement with Max P. Chen dated October 20, 2017
10.3	Securities Purchase Agreement with China Cultural Finance Holdings Company Limited dated October 30, 2017
10.4	Unofficial English Translation of Strategic Partnership Agreement with Oxbridge International Education Group dated December 1, 2017
21.1	Subsidiaries *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 17, 2018

AMERICAN EDUCATION CENTER INC.

	By:	/s/ Max P. Chen
Max P. Chen
President, Sole Director, Chief Executive Officer, interim Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Education Center, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of American Education Center, Inc. and Subsidiaries (the “Company”), as of December 31, 2017, and the related consolidated statement of income, stockholders’ equity, and cash flow for the year ended December 31, 2017.

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of American Education Center, Inc. and Subsidiaries as of December 31, 2016, and for the year then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 17, 2017.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Education Center, Inc. and Subsidiaries as of December 31, 2017, and the results of their operations and their cash flow for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ G.C. & Associates CPAs, PLLC

G.C. & Associates CPAs, PLLC

Flushing, NY

April 17, 2018

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

/s/ Wei, Wei & Co., LLP

Flushing, NY

April 17, 2017

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$2,720,985	$2,290,429
Accounts receivable, net of allowance for doubtful accounts of $249,527 and $63,000 at December 31, 2017 and 2016, respectively	6,482,289	2,887,837
Prepaid expenses	307,014	61,600

Total current assets	9,510,288	5,239,866

Noncurrent assets:
Deferred compensation	2,016,668	3,315,001
Deferred income taxes	25,641	97,936
Intangible asset, net	442,588	578,769
Security deposits	266,021	266,021

Total noncurrent assets	2,750,918	4,257,727

TOTAL ASSETS	$12,261,206	$9,497,593

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,070,001	$3,452,231
Taxes payable	775,220	511,355
Deferred revenue	20,000	177,132
Advances from clients	15,371	0
Loan from stockholders	-	113,906

Total current liabilities	4,880,592	4,254,624

Noncurrent liabilities:
Deferred rent	191,542	155,707
Long-term loan	145,579	295,579

Total liabilities	5,217,713	4,705,910

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	500	-
Common stock, $0.001 par value; 180,000,000 shares authorized; 41,350,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	41,350	41,350
Additional paid-in capital	6,021,126	4,021,626
Retained earnings	973,764	728,707
Accumulated other comprehensive income	6,753	-

Total stockholders' equity	7,043,493	4,791,683

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,261,206	$9,497,593

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016

Revenues	$25,798,115	$13,674,475
Cost of revenues	17,866,143	9,868,045
Gross profit	7,931,972	3,806,430

Operating expenses:
Selling and marketing	3,678,568	821,067
General and administrative	3,655,600	2,045,824
Total operating expenses	7,334,168	2,866,891

Income from operations	597,804	939,539
Other income	237	(4,264)

Income before provision for income taxes	598,041	935,275
Provision for income taxes	352,984	215,717

Net income	$245,057	$719,558

Other comprehensive income
Foreign currency translation gain	6,753	-
Comprehensive income	$251,810	719,558

Earnings per share - basic and diluted	$0.01	$0.02

Weighted average shares outstanding, basic and diluted	41,350,000	32,042,704

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017 AND 2016

							Accumulated
					Additional		other
	Common stock		Preferred Stock		paid-in	Retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	income	Total
Balance as of December 31, 2015	30,000,000	$30,000	-	$-	$214,176	$9,149	$-	$253,325
Issuance of common stock for services	2,350,000	2,350	-	-	93,150	-	-	95,500
Issuance of common stock for employee compensation	9,000,000	9,000	-	-	3,714,300	-	-	3,723,300
Net income	-	-	-	-	-	719,558	-	719,558

Balance as of December 31, 2016	41,350,000	41,350	-	-	4,021,626	728,707	-	4,791,683
Net income	-	-	-	-	-	245,057	-	245,057
Sale of preferred stock, at $0.001 per share	-	-	500,000	500	1,999,500	-	-	2,000,000
Foreign currency translation gain	-	-			-	-	6,753	6,753

Balance as of December 31, 2017	41,350,000	$41,350	500,000	$500	$6,021,126	$973,764	$6,753	$7,043,493

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net income	$245,057	$719,558
Adjustments to reconcile net income to net cash
(Used in) provided by operating activities:
Deferred tax provision (benefit)	72,295	(97,936)
Deferred rent expense	35,835	51,512
Deferred compensation	1,298,333	-
Stock issued for services	-	95,500
Stock issued to employees	-	428,160
Provision for doubtful accounts	78,000	332,050
Amortization expense	136,181	34,045
Change in operating assets and liabilities:
(Increase) in accounts receivable	(3,672,452)	(2,105,607)
(Increase) decrease in prepaid expenses	(245,414)	34,400
Increase in accounts payable and accrued expenses	617,770	2,458,444
Increase in taxes payable	263,865	294,543
(Decrease) in deferred revenue	(157,132)	(376,492)
Increase (decrease) in advances from clients	15,371	(63,679)

Net cash (used in) provided by operating activities	(1,312,291)	1,804,498

Cash flows from investing activities:
Purchase of intangible assets	-	(612,814)

Net cash used in investing activities	-	(612,814)

Cash flows from financing activities:
(Repayment) borrowing of loan from stockholder	(113,906)	4,990
(Repayment) of long-term loan	(150,000)
Proceeds from issuance of preferred stock	2,000,000	-

Net cash provided by financing activities	1,736,094	4,990

Effect of exchange rates changes on cash	6,753	-

Net change in cash	430,556	1,196,674
Cash at beginning of year	2,290,429	1,093,755

Cash at end of year	$2,720,985	$2,290,429

Supplemental disclosure of cash flow information

Cash paid for income taxes	$16,823	$-

Cash paid for interest	$27,493	$37,976

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

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

AEC Southern UK holds 100% equity interest in AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) incorporated on December 29, 2015, with a registered capital of HK$10,000. AEC Southern UK owns 100% equity interest in Qianhai Meijiao Education Consulting Management Co., Ltd., a foreign wholly owned subsidiary incorporated pursuant to PRC laws (“AEC Southern Shenzhen”) on March 29, 2016, with a registered capital of RMB 5,000,000.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

1.	ORGANIZATION AND BUSINESS (continued)

The Company’s corporate structure is as follows:

Headquartered in New York with operations in PRC (People’s Republic of China), the Company covers two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education and working experience in the United States (“US”). It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC Southern UK delivers customized corporate training and advisory services to corporate clients in China in the food industry on subjects such as human resource management, organizational management, and information on local food safety regulations.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Certain prior year balances have been reclassified to conform to the current year's presentation; none of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented. The information in this Form 10-K should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on April 17, 2017.

Cash

Cash consists of all cash balances and liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains an allowance for doubtful account, periodically evaluates its accounts receivable balances and makes general and/or specific allowances when there is doubt as to their collectability. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts receivable are written off against the allowance only after exhaustive collection efforts. At December 31, 2017 and 2016, the allowance for doubtful accounts was $249,527 and $63,000, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional currency is US dollars. The company has one bank account located in the PRC. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in statements of changes in stockholders’ equity. Gain and losses from foreign currency transactions are included in the consolidated statements of operations and comprehensive income.

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

AEC Southern UK delivers customized corporate training and advisory services. It receives monthly non-refundable retainer payments and recognizes revenue when services are rendered.

Intangible Asset

The Company’s finite-lived intangible asset consists of a customized online campus system that was acquired from a third party. The system is used to provide online training for career advisory services and corporate training and advisory services. The asset was recorded at cost on the acquisition date and is amortized on a straight-line basis over its economic useful life.

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

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

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

The options are valued using the Black-Scholes valuation model. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the expected term of the awards, and actual and projected stock option and warrant exercise behaviors and forfeitures.

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

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At December 31, 2017 and 2016, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States (“US”)

The Company is subject to corporate income tax in the US at 34%. Provisions for income taxes in the United States have been made for taxable income the Company had in the US for the year ended December 31, 2017 and 2016.

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

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. At December 31, 2017 and 2016, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

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

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

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

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which is rescinding certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In August 2016, the FASB has issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

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

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at three commercial banks in the US and one commercial bank in the PRC and Hong Kong, respectively. The Federal Deposit Insurance Corporation covers funds held in US banks and it insures $250,000 per bank for the total of all depository accounts. The Hong Kong Deposit Protection Board covers funds held in HK banks and it insures HK$500,000 per bank for the total of all depository accounts. Fund held in the PRC bank is covered by Deposit Insurance Ordinance (index: 000014349/2015-00031) that insures CNY¥500,000 for the total of all depository accounts. At December 31, 2017, the Company’s US bank accounts had cash balances in excess of federally insured limits of approximately $1,694,668. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the years ended December 31, 2017 and 2016:

	2017
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$13,679,638	53.0%	$4,006,836	61.8%
Customer 2	3,942,625	15.3%	566,755	8.7%
Customer 3	2,981,523	11.6%	480,460	7.4%

	2016
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$2,877,000	21.0%	$471,000	15.5%

Customer 2	4,850,000	35.5%	1,349,000	44.4%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

5.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO considers the business from a geographic perspective and assesses performance and allocates resources on this basis. The reportable segments are as follows:

The Company has two operating segments: AEC New York and AEC Southern UK.

•	AEC New York delivers placement, career and other advisory services. Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC Southern UK delivers customized corporate training and advisory services to corporate clients in China in the food industry to help them comply with local food safety regulations and standards.

Revenues from external customers, gross profit, segment assets and liabilities for each business are as follows:

	For the year ended December 31, 2017
	AEC New York	AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$-	$16,661,161	$16,661,161
Placement advisory	757,640	-	757,640
Career advisory	4,356,460	-	4,356,460
Student & Family advisory	3,922,120	-	3,922,120
Other advisory	100,734	-	100,734
Total revenue	$9,136,954	$16,661,161	$25,798,115
Gross profit	$2,551,904	$5,380,068	$7,931,972

	For the year ended December 31, 2016
	AEC New York	AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$-	$6,050,000	$6,050,000
Placement advisory	1,228,028	-	1,228,028
Career advisory	2,483,194	-	2,483,194
Student & Family advisory	3,913,253	-	3,913,253
Total revenue	$7,624,475	$6,050,000	$13,674,475
Gross profit	$1,923,487	$1,882,943	$3,806,430

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

5.	SEGMENT REPORTING (continued)

	Year ended December 31, 2017
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities
Segment assets	$5,008,678	$7,252,528	$12,261,206
Segment liabilities	$2,483,435	$2,734,279	$5,217,713

	Year ended December 31, 2016
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$2,878,133	$6,619,460	$9,497,593
Segment liabilities	$2,925,200	$1,780,710	$4,705,910

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

6.	DEFERRED COMPENSATION

On October 31, 2016, 1,500,000 common shares were granted to AEC Southern UK’s CEO that will vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the grant date, $210,000 was recognized as deferred compensation, which will be expensed over the three-year vesting period using the straight-line method. At December 31, 2017, the remaining deferred compensation was expensed due to the resignation of AEC Southern UK’s CEO.

On December 31, 2016, 6,000,000 shares were granted to the AEC Southern UK’s Chairman and vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On December 31, 2016, $3,116,667 was recognized as deferred compensation, which will be expensed over the remaining one year and ten months using the straight-line method. At December 31, 2017, the remaining deferred compensation was $2,016,668.

Future amortization of the deferred compensation is as follows:

Year Ending December 31,

2018	$1,100,000
2019	916,668

Total	$2,016,668

Stock compensation expense was $1,330,331 and $194,999 for the year ended December 31, 2017 and 2016, respectively.

7.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office of $266,021 as of December 31, 2017 and 2016.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

8.	INTANGIBLE ASSET, NET

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. The gross carrying amount and accumulated amortization of this asset as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016

Intangible asset	$612,814	$612,814
Less: accumulated amortization	(170,226)	(34,045)

Intangible asset - net	$442,588	$578,769

For the year ended December 31, 2017 and 2016, amortization expense was $136,181 and $34,045 respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,

2018	$136,181
2019	136,181
2020	136,181
2021	34,045

Total	$442,588

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

9.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenue at December 31, 2017 and 2016 were $20,000 and $177,132, respectively.

10.	RELATED-PARTY TRANSACTIONS

The loan from stockholders of $0 and $113,906 as of December 31, 2017 and 2016, represented an unsecured non-interest bearing loan, arising from expenses paid on behalf of the Company. The loan was due on demand and was repaid in full on November 4, 2017.

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). In the normal course of business, the Company conducts certain transactions with CIC. Included in accounts receivable is an amount due from CIC of $0 and $21,500 as of December 31, 2017 and 2016. The Company prepaid CIC $82,500 for 2018 student consulting services. The Company paid $0 and $275,000 for consulting services to CIC for the year ended December 31, 2017 and 2016, respectively.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a company incorporated in the state of New York that focuses on career and business development activities. AEC New York’s Chief Operating Officer currently serves as the President/CEO of WSIC. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. Included in accounts payable is an amount due to WSIC of $372 and $110,000 as of December 31, 2017 and 2016, respectively. Additionally, the Company had entered into a sublease agreement with WSIC in March 2016, which was subsequently terminated on June 30, 2017.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

11.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The loan is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. Interest expense for the year ended December 31, 2017 and 2016 was approximately $27,493 and $29,556 respectively. The Company repaid $150,000 on November 10, 2017.

12.	LEASE COMMITMENTS

In December 2014, the Company entered into a lease for office space with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,066 per month for financial statement purposes which creates deferred rent as shown on the balance sheets. In February 2016, the Company entered into a sublease agreement to lease space to WSIC for an annual rental of $250,000 (see Note 10). The sublease commenced on March 1, 2016 and terminated on June 30, 2017. The sublease income was netted against the Company’s rent expense. Rent expense was $283,781 and $178,000 for the year ended December 31, 2017 and 2016, respectively.

Future minimum lease commitments are as follows:

Year Ending December 31,	Gross Lease Payment

2018	$378,862
2019	388,333
2020	418,604
2021	439,350
2022 and thereafter	1,666,383

Total	$3,291,532

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

13.	Income taxes

The component of deferred tax assets at December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
Net operating loss carryforwards	-	138,654
Allowance for bad debt	63,441	28,350
Accelerated depreciation	(37,800)	12,150
Subtotal	25,641	179,154
Allowance	-	(81,218)
Deferred tax asset	25,641	97,936

The provision for income taxes for the year ended December 31, 2017 and 2016 are as follows:

	For the year ended December 31,
	2017	2016

Current:
Federal	$177,888	$(21,534)
State	102,801	3,000
Foreign	(0)	332,187
Total current	280,689	313,653

Deferred:
Federal	54,241	(62,068)
State	18,054	(35,868)
Foreign	-	-
Total deferred	72,295	(97,936)
Total	$352,984	$215,717

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

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

13.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the year ended December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016

Tax at federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	10.8	4.4
Tax impact of foreign operations	-	(19.7)
Non-deductible/ non-taxable items	-	13.6
Net operating loss carryforwards	-	(10.0)
Changes in tax reserves	11.6	-
Others		0.8

Total	56.4%	23.1%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

14.	ISSUANCE OF COMMON STOCK

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

The Company didn’t grant any common stock during the year ended December 31, 2017.

15.	STOCK OPTIONS

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

The Company didn’t grant any options during the year ended December 31, 2017.

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2016	3,200,000	$2.45	6.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2017	3,200,000	$2.45	5.87 years	$-

Vested and expected to vest at December 31, 2017	1,203,333	$1.32	4.54 years	$-

Exercisable at December 31, 2017	1,203,333	$1.32	4.54 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the December 31, 2017 and 2016.

There was no compensation expense related to all the above options because the value ascribed to these options was not material.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

16.	SERIES A CONVERTIBLE PREFERRED STOCK

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

17.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through April 17, 2018, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

