Form 10-Q
period 2018-03-31
AMERICAN EDUCATION CENTER, INC.
filed 2018-05-15
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 333-201029

AMERICAN EDUCATION CENTER, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	38-3941544
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Wall Street, 8th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

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

Yes ☐      No ☒

As of May 15, 2018, the registrant had 41,350,000 shares of common stock issued and outstanding.

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

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part I, Item 2— “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,649,116	$2,720,985
Accounts receivable, net of allowance for doubtful accounts of 2,016,934 and $249,527 at March 31, 2018 and December 31, 2017, respectively	5,513,168	6,482,289
Prepaid expenses	585,536	307,014

Total current assets	7,747,820	9,510,288

Noncurrent assets:
Deferred compensation	1,741,668	2,016,668
Deferred income taxes	79,682	25,641
Intangible asset, net	408,543	442,588
Security deposits	266,021	266,021

Total noncurrent assets	2,495,914	2,750,918

TOTAL ASSETS	$10,243,734	$12,261,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,939,363	$4,070,001
Taxes payable	407,235	775,220
Deferred revenue	303,999	20,000
Advances from clients	15,935	15,371
Loan from stockholders	-	-

Total current liabilities	4,666,532	4,880,592

Noncurrent liabilities:
Deferred rent	200,575	191,542
Long-term loan	145,579	145,579

Total liabilities	5,012,686	5,217,713

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	500	500
Common stock, $0.001 par value; 180,000,000 shares authorized; 41,350,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	41,350	41,350
Additional paid-in capital	6,021,126	6,021,126
Retained earnings	(850,165)	973,764
Accumulated other comprehensive income	18,237	6,753

Total stockholders’ equity	5,231,048	7,043,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,243,734	$12,261,206

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Revenues	$1,330,301	$9,458,706
Cost of revenues	1,046,139	6,195,252
Gross profit	284,162	3,263,454

Operating expenses:
Selling and marketing	14,000	132,771
General and administrative	2,503,102	1,550,601
Total operating expenses	2,517,102	1,683,372

(Loss) income from operations	(2,232,940)	1,580,082
Other income	528	-

Income before provision for income taxes	(2,232,412)	1,580,082
(Benefit) Provision for income taxes	(408,483)	350,285

Net (loss) income	$(1,823,929)	$1,229,797

Other comprehensive income
Foreign currency translation gain	11,484	-
Comprehensive (loss) income	$(1,812,445)	1,229,797

(Loss) earnings per share - basic and diluted	$(0.04)	$0.03

Weighted average shares outstanding, basic and diluted	41,350,000	41,350,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(1,823,929)	$1,229,797
Adjustments to reconcile net income to net cash
(Used in) operating activities:
Deferred tax (benefit) provision	(54,041)	61,669
Deferred rent expense	9,033	15,508
Deferred compensation	275,000	292,500
Stock issued for services	-	-
Stock issued to employees	-	-
Provision for doubtful accounts	1,767,407	-
Amortization expense	34,045	34,045
Change in operating assets and liabilities:
(Increase) in accounts receivable	(798,286)	(3,623,046)
(Increase) in prepaid expenses	(278,522)	(23,246)
(Decrease) Increase in accounts payable and accrued expenses	(130,638)	934,075
(Decrease) Increase in taxes payable	(367,985)	281,676
Increase in deferred revenue	283,999	373,903
Increase in advances from clients	564	-

Net cash (used in) operating activities	(1,083,353)	(423,119)

Effect of exchange rates changes on cash	11,484	-

Net change in cash	(1,071,869)	(423,119)
Cash at beginning of period	2,720,985	2,290,429

Cash at end of period	$1,649,116	$1,867,310

Supplemental disclosure of cash flow information

Cash paid for income taxes	$13,545	$6,940

Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2017

							Accumulated
					Additional		other
	Common stock		Preferred Stock		paid-in	Retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	income	Total
Balance as of December 31, 2017	41,350,000	$41,350	500,000	$500	$6,021,126	$973,764	$6,753	$7,043,493
Net income						(1,823,929)		(1,823,929)
Foreign currency translation gain							11,484	11,484

Balance as of March 31, 2018-unaudited	41,350,000	$41,350	500,000	$500	$6,021,126	$(850,165)	$18,237	$5,231,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2018 AND 2017

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

1.	ORGANIZATION AND BUSINESS (continued)

The Company’s corporate structure is as follows:

Headquartered in New York with operations in People’s Republic of China (“PRC”), the Company covers two market segments:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of full-year results. Certain prior year balances have been reclassified to conform to the current year’s presentation; none of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented. The information in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 17, 2018.

Cash

Cash consists of all cash balances and liquid investments with an original maturity of three months or less are considered as cash equivalents.

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains an allowance for doubtful accounts, periodically evaluates its accounts receivable balances and makes general and/or specific allowances when there is doubt as to their collectability. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts receivable are written off against the allowance only after exhaustive collection efforts. As of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $2,016,934 and $249,527, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At March 31, 2018 and December 31, 2017, the Company does not have a liability for any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States (“US”)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (TCJA) was signed into law. The TCJA results in significant revisions to the U.S. corporate income tax system, including a reduction in the U.S. corporate income tax rate, implementation of a territorial system and a one-time deemed repatriation tax on untaxed foreign earnings. Generally, the impacts of the new legislation would be required to be recorded in the period of enactment.

The Company is subject to corporate income tax in the US at 34% and 21%, respectively, for the year 2017 and 2018. Provisions for income taxes in the United States have been made for taxable income the Company had in the US for the three months ended 2017, but no provision for income taxes was made for the three months ended March 31, 2018 due to operating loss.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of March 31, 2018 and December 31, 2017, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

Use of Estimates

The preparation of the unaudited consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2018, the FASB issue ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

In March 2018, the FASB issue ASU 2018-05: Income Taxes (Topic 740) that addresses the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at three commercial banks in the US and one commercial bank in the PRC and Hong Kong, respectively. The Federal Deposit Insurance Corporation covers funds held in US banks and it insures $250,000 per bank for the total of all depository accounts. The Hong Kong Deposit Protection Board covers funds held in HK banks and it insures HK$500,000 per bank for the total of all depository accounts. Fund held in the PRC bank is covered by Deposit Insurance Ordinance (index: 000014349/2015-00031) that insures CNY¥500,000 for the total of all depository accounts. As of March 31, 2018, the Company’s US bank accounts had cash balances in excess of federally insured limits of approximately $1,059,071. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the three months ended March 31, 2018 and 2017:

	2018

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$220,000	16.5%	$517,840	9.4%
Customer 2	201,800	15.2%	201,800	3.7%
Customer 3	194,600	14.6%	194,600	3.5%
Customer 4	168,400	12.7%	125,289	2.3%
Customer 5	161,000	12.1%	683,122	12.4%
Customer 6	158,900	11.9%	236,740	4.3%

	2017

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$5,609,000	59.3%	$5,504,000	84.2%

Customer 2	1,768,000	18.7%	215,000	3.0%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

5.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO considers the business from a geographic perspective and assesses performance and allocates resources on this basis. The reportable segments are as follows:

The Company has two operating segments: AEC New York and AEC Southern UK.

•	AEC New York delivers placement, career and other advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC Southern UK delivers customized corporate training and advisory services to corporate clients in China in the food industry to help them comply with local food safety regulations and standards.

Revenues from external customers, gross profit, segment assets and liabilities for each business are as follows:

	For the three months ended March 31, 2018
	AEC New York	AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$-	$-	$-
Placement advisory	56,001	-	56,001
Career advisory	161,000	-	161,000
Student & Family advisory	1,113,300	-	1,113,300
Total revenue	$1,330,301	$-	$1,330,301
Gross profit	$284,162	$-	$284,162

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

5.	SEGMENT REPORTING (continued)

	For the three months ended March 31, 2017
	AEC New York		AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$		$7,377,213	$7,377,213
Placement advisory		59,438	-	59,438
Career advisory		900,725	-	900,725
Student & Family advisory		$1,121,330	$-	$1,121,330
Total revenue		$2,081,493	$7,377,213	$9,458,706
Gross profit		$460,164	$ 2,803,290	$3,263,454

	March 31, 2018
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$5,279,724	$4,964,010	$10,243,734
Segment liabilities	$3,102,509	$1,910,177	$5,012,686

	December 31, 2017
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$5,008,678	$7,252,528	$12,261,206
Segment liabilities	$2,483,434	$2,734,279	$5,217,713

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

6.	DEFERRED COMPENSATION

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

On December 31, 2016, 6,000,000 shares were granted to the AEC Southern UK’s Chairman and vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On December 31, 2016, $3,300,000 was recognized as deferred compensation, which will be expensed over the remaining two year and ten months using the straight-line method. At March 31, 2018, the remaining deferred compensation was $1,741,668.

Future amortization of the deferred compensation is as follows:

Year Ending December 31,

2018	825,000
2019	916,668

Total	$1,741,668

Stock compensation expense was $275,000, and $292,500 for the three months ended March 31, 2018 and 2017, respectively.

7.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office of $266,021 as of March 31, 2018 and December 31, 2017.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

8.	INTANGIBLE ASSET, NET

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. The gross carrying amount and accumulated amortization of this asset as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017

Intangible asset	$612,814	$612,814
Less: accumulated amortization	(204,271)	(170,226)

Intangible asset - net	$408,543	$442,588

For the three months ended March 31, 2018 and 2017, amortization expense was $34,045, and $34,045, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,

2018	102,136
2019	136,181
2020	136,181
2021	34,045

Total	$408,543

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

9.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenue at March 31, 2018 and December 31, 2017 was $303,999 and $20,000, respectively.

10.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company conducts no transaction with CIC between December 31, 2017 and March 31, 2018.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a company incorporated in the state of New York that focuses on career and business development activities. AEC New York’s Chief Operating Officer currently serves as the President/CEO of WSIC. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. Included in accounts payable is an amount due to WSIC of $372 and $372 as of March 31, 2018 and December 31, 2017. Additionally, the Company had entered into a sublease agreement with WSIC in March 2016, which was subsequently terminated on June 30, 2017.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

11.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The remaining is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. Interest expense for the three months ended March 31, 2018 and 2017 was $3,639, and $7,389, respectively.

12.	LEASE COMMITMENTS

In December 2014, the Company entered into a lease for office space with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,065 per month for financial statement purposes which creates deferred rent as shown on the balance sheets. In February 2016, the Company entered into a sublease agreement to lease space to WSIC for an annual rental of $250,000. The sublease income was netted against the Company’s rent expense. The sublease commenced on March 1, 2016 and terminated on June 30, 2017(see Note 10). Rent expense was approximately $102,195, and $39,698 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum lease commitments are as follows:

Year Ending December 31,	Gross Lease Payment

2018	285,699
2019	388,333
2020	418,604
2021	439,350
2022 and thereafter	1,666,383

Total	$3,198,369

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

13.	Income taxes

The component of deferred tax assets at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018	December 31, 2017

Net operating loss carryforwards	$(42,240)	$-
Allowance for doubtful accounts	45,120	63,441
Accelerated Depreciation	320	(37,800)
Deferred tax asset, net	$3,200	$25,641

The provision for income taxes for the three months ended March 31, 2018 and 2017 are as follows:

	For the three months ended March 31,
	2018	2017

Current:
Federal	$-	$-
State	-	288,616
Foreign	-	-
Total Current	-	288,616
	-
Deferred:
Federal	14,138	39,083
State	3.815	22,586
City	4,488
Foreign	(76,482)	-

Total Deferred	(54,041)	61,669
Total	$(54,041)	$350,285

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

FOR THE THREE MONTHS ENDED March 31, 2018 AND 2017

13.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the three months ended March 31, 2018 and 2017 is as follows:

	March 31, 2018	March 31, 2017

Tax at federal statutory rate	21%	34.0%
State and local taxes, net of federal benefit	11	10.8
Tax impact of foreign operations	-	(20.0)
Non-deductible/non-taxable items	-	(0.1)
Net operating loss carryforwards	-	-
Others	-	(2.6)
Total	32%	22.1%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

14.	STOCK OPTIONS

The Company didn’t grant any options during the three months ended March 31, 2018.

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2017	3,200,000	$2.45	5.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at March 31, 2018	3,200,000	$2.45	5.62 years	$-

Vested and expected to vest at March 31, 2018	1,203,333	$1.32	4.29 years	$-

Exercisable at March 31, 2018	1,203,333	$1.32	4.29 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2018 and 2017.

There was no compensation expense related to all the above options because the value ascribed to these options was not material.

15.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through May 15, 2018, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to the financial statements or disclosure as stated herein.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2018 and 2017, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Career Advisory Services

Our Internship Advisory program focuses on student’s career development by helping them identify and secure suitable internship and part-time or full-time work opportunities that are appropriate for their educational background and experience level. Through this program, we strive to help students map and navigate their career path and counsel them on matters including academic improvement to career assistance. Our student customers have chances to communicate with professionals in the field and participate in real-world case studies.

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

Please refer to our Form 10-K for fiscal year of 2017, which was filed on April 17th, 2018 for more detailed information about our operations.

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

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2018, the Company does not have a liability for any unrecognized tax benefits.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements

In February 2018, the FASB issue ASU 2018-02, Income Statement– Reporting Comprehensive Income (Topic 220). The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

In March 2018, the FASB issue ASU 2018-05: Income Taxes (Topic 740) that addresses the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA.

The Company has assessed all newly issued accounting pronouncements released during the three months ended March 31, 2018 and through the date of this filing, and believes that none of them will have a material impact on the Company’s financial statements when or if adopted.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Form 10-Q periodic report. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the year ended December 31, 2017.

Three Months Ended March 31, 2018 as Compared to Three Months Ended March 31, 2017

	For the three months ended March 31,
	2018	2017	Variance	%
Key revenue streams:
Corporate Training & Advisory Services	$-	$7,377,213	$(7,377,213)	NM %
Placement Advisory Services	56,001	59,438	(3,437)	(6)
Career Advisory Services	161,000	900,725	(739,725)	(82)
Student & Family Advisory	1,113,300	1,121,330	(8,030)	(1)
Total revenues	$1,330,301	$9,458,706	$(8,128,405)	(86)%
Gross Profit	$284,162	$3,263,454	$(2,979,292)	(91)%
Gross Margin	21%	35%

Revenue

•	Total revenues for the three months ended March 31, 2018 were $1,330,301, representing a decrease of $(8,128,405), or 86% from $9,458,706 for the same period in 2017. The decrease was attributed mainly to revenues from our corporate training and advisory services delivered by AEC Southern UK. Total revenues for the three months ended March 31, 2018 were all generated from AEC New York.

•	The decline in revenue from our corporate training & advisory services was primarily due to strict regulation of the People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) on the flow of foreign exchange in and out of the PRC. We typically accept payments from our AEC Southern UK clients in the dollar denominations while AEC Southern UK clients are located in the PRC. In addition, service delivery was temporarily suspended due to our ongoing optimization of the training model to enhance the business as well as the expiration of agreement with one of the two clients of AEC Southern UK. The restricted flow of foreign exchange from the PRC and the inconsistent and generally unfavorable interpretation of the relevant regulations, and the rising costs of doing business in the PRC have negatively affected AEC Southern UK’s business operations in the PRC (People’s Republic of China). AEC Southern UK is seeking solutions, namely implementing corporate training services into an online platform and planning to expand its corporate training offerings from the food industry to general management advisory services that may appeal to a wider range of businesses.

•	Our revenues from placement advisory services normally fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues from our placement advisory services decreased by $3,437, or approximately 5.8% from $59,438 for the same period in 2017. The decrease in our placement advisory services was due to the allocate our resources to elite college advisory services. Revenues for our career advisory services decreased by $739,725, or 82% from $900,725 for the same period in 2017, primarily due to decreased services requests. Revenues from student & family advisory services decreased by $8,030 from $1,121,330 for the same period in 2017, mainly due to timing of services being requested.

Gross Profit & Gross Margin

•	Our gross profit for the three months ended March 31, 2018 was $287,162, representing a decrease of $2,979,292, or 91% from $3,263,454 for the three months ended March 31, 2017. The decrease was attributed mainly to the delivery of corporate training and advisory services from AEC Southern UK. The service delivery was temporarily suspended due to the restricted flow of foreign exchange, the ongoing optimization of the training model to enhance our business, as well as the expiration of a service agreement with one of the two clients of AEC Southern UK.

•	Our gross margin was approximately 21% for the three months ended March 31, 2018, as compared to approximately 35% for the same period in 2017. As gross profit for this period was all generated from AEC New York, gross margin for AEC New York for the three months ended March 31, 2018 was decreased by 1%, or 22% from the same period in 2017.

Operating Expenses

•	Total operating expenses increased by $833,730 or 50% as compared to the three months ended March 31, 2017. The increase was attributed to higher general and administrative (G&A) expenses of approximately $800,000 from payroll expense, professional fee, and uncollectible accounts receivable.

Income Tax Benefits

•	Income tax benefits of $408,483 for the three months ended March 31, 2018 represent the net effect of tax payable reversal and net loss for the period.

Net Loss

•	Net loss of $1,823,929 for the three months ended March 31, 2018 was due to the decrease in revenue and higher operating expense.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2018, we had cash of $1,649,116, a decrease of $1,071,869 from $2,720,985 as of December 31, 2017. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Three months ended March 31,
	2018	2017	Variance	%
Net cash used in operating activities	$(1,083,353)	$(423,119)	$(660,234)	156%
Effect of exchange rates changes on cash	11,484	-	11,484	NM
Net change in cash	$(1,071,869)	$(423,119)	$(648,750)	153%

Cash Flow from Operating Activities

•	Net cash used in operating activities for the three months ended March 31, 2018 was $1,083,353, increased by $660,234, or 156% for the three months ended March 31, 2017. The increase in net cash used in operations in 2018 was primarily attributable to the combination of the following: we now pay our service providers faster; tax benefit due to the net loss; and asset write-off due to the uncollectible accounts receivable.

Cash Flow from Investing Activities

•	We had no cash flow from investing activities during the three months ended March 31, 2018 and 2017.

Cash Flow in Financing Activities

•	We had no cash flow from financing activities during the three months ended March 31, 2018 and 2017.

Working Capital

The following table sets forth our working capital.

	March 31,	December 31,
	2018	2017	Variance	%

Total current assets	$7,747,820	$9,510,288	$(1,762,468)	(19)
Total current liabilities	4,666,532	4,880,592	(214,060)	(4)
Working capital	$3,081,288	$4,629,696	$(1,548,408)	(33)%
Current ratio	1.7	1.9

•	As of March 31, 2018, we had working capital surplus of $3,081,288, a decrease of $1,548,408 from a working capital surplus of $4,629,696 as of December 31, 2017. The decrease in working capital surplus was attributable mainly to uncollectible accounts receivable from AEC Southern UK.

•	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our operations by establishing additional representative offices in our major market—the PRC, increasing our marketing efforts, and hiring more personnel to support our growing operations. We believe we have adequate working capital to fund future growth activities.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

We experience seasonality in business with students as chief customers, particularly AEC New York’s student consulting/college application business. The seasonality reflects the general trend of the industry of admissions and education related services, corresponding to the predominantly fall semester start dates of educational institutions. Our services are higher in the fourth and first quarters of our fiscal year than the other two quarters, reflecting the engagement for services of educational institutions admissions predominantly occurring in the fourth quarter and first quarter of a calendar year, and other consulting services corresponding to the beginning of the academic year, i.e. the fall semester.

There is no noticeable seasonality for consulting services for companies, namely company consulting services in AEC New York’s business and executive/staff training services in AEC Southern UK’s business.

Subsequent Event

The Company’s management has performed subsequent events procedures through May 15, 2018, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

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

During the three months ended March 31, 2018, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO have concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of March 31, 2018. We have identified the following weaknesses and deficiencies in disclosure control and procedures.

Lack of financial expert - We currently do not have a CFO with significant U.S. publicly reporting company experience, nor do we have a financial expert in our management team.

Lack of segregation of duties - Our CEO has also acted as our interim CFO since February 5, 2018, when our previous CFO designated from his position. Therefore, all accounting information is currently reviewed only by one person.

Other deficiencies - We have limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Additionally, we have inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes in our accounting system, partly as a result of our limited size and accounting staff. We have taken steps to remediate these issues and expect to have improved controls and documentation in place by the end of the quarterly period June 30, 2018.

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

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2018, there were no material changes to the risk factors previously disclosed in the “Risk Factors” Section in our annual report on Form 10-K for the period ended December 31, 2017, filed on April 17, 2018.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuance of options or shares, registered or not, during three-month period ended March 31, 2018.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2018

AMERICAN EDUCATION CENTER INC.

	By:	/s/ Max P. Chen
Max P. Chen
President, Sole Director, Chief Executive Officer, interim Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

