Form 10-Q
period 2018-06-30
AMERICAN EDUCATION CENTER, INC.
filed 2018-08-20
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐      No ☒

As of August 20, 2018, the registrant had 41,450,000 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to (i) American Education Center, Inc., a Nevada corporation (“AEC Nevada”); (ii) American Education Center, Inc., a New York corporation ("AEC New York"); and (iii) AEC Southern Management Co., LTD, a company formed pursuant to the laws of England and Wales (“AEC Southern UK”) and the subsidiaries of AEC Southern UK unless otherwise indicated or the context otherwise requires.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2018	2017
	(Unaudited)	(Audited)

Current assets:
Cash	$1,661,001	$2,720,985
Accounts receivable, net of allowance for doubtful accounts of $3,520,149 and $249,527	5,020,910	6,482,289
at June 30, 2018 and December 31, 2017, respectively
Prepaid expenses	362,912	307,014

Total current assets	7,044,823	9,510,288

Noncurrent assets:
Deferred compensation	1,466,668	2,016,668
Deferred income taxes, net	44,025	25,641
Intangible asset, net	374,498	442,588
Security deposits	266,021	266,021

Total noncurrent assets	2,151,212	2,750,918

TOTAL ASSETS	$9,196,035	$12,261,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,483,647	$4,070,001
Taxes payable	454,466	775,220
Deferred revenue	299,924	20,000
Advances from clients	453	15,371
Loan from stockholders	-	-

Total current liabilities	5,238,490	4,880,592

Noncurrent liabilities:
Deferred rent	208,054	191,542
Long-term loan	145,579	145,579

Total liabilities	5,592,123	5,217,713

Stockholders’ equity:
Preferred stock, $0.001 par value;
20,000,000 shares authorized; none issued	500	500
Common stock, $0.001 par value;
180,000,000 shares authorized; 41,350,000 shares issued and outstanding
at June 30, 2018 and December 31, 2017	41,350	41,350
Additional paid-in capital	6,021,126	6,021,126
Retained earnings	(2,460,907)	973,764
Accumulated other comprehensive income	1,843	6,753

Total stockholders' equity	3,603,912	7,043,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,196,035	$12,261,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$1,768,500	$5,704,693	$3,098,801	$15,163,399
Cost of revenues	970,161	3,584,877	2,016,300	9,780,129
Gross profit	798,339	2,119,816	1,082,501	5,383,270

Operating expenses:
Selling and marketing	49,415	1,377,232	63,415	2,570,003
General and administrative	2,239,702	715,983	4,742,804	1,206,584
Total operating expenses	2,289,117	2,093,215	4,806,219	3,776,587

(Loss) income from operations	(1,490,778)	26,601	(3,723,718)	1,606,683
Other income	144	2	672	2

Income before provision for income taxes	(1,490,634)	26,603	(3,723,046)	1,606,685
Provision (benefit) for income taxes	120,108	114,973	(288,375)	465,258

Net (loss) income	$(1,610,742)	$(88,370)	$(3,434,671)	$1,141,427

Other comprehensive income
Foreign currency translation loss	(16,394)	-	(4,910)	-
Comprehensive (loss) income	$(1,627,136)	(88,370)	$(3,439,581)	1,141,427

(Loss) earnings per share - basic and diluted	$(0.04)	$(0.00)	$(0.08)	$0.03

Weighted average shares
outstanding, basic and diluted	41,350,000	41,350,000	41,350,000	41,350,000

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(3,434,671)	$1,141,427
Adjustments to reconcile net income to net cash
(Used in) operating activities:
Deferred tax (benefit) provision	(18,384)	61,669
Deferred rent expense	16,512	17,770
Deferred compensation	550,000	585,000
Bad debt expense	-	45,300
Stock issued for services	-	-
Provision for doubtful accounts	3,270,622	-
Amortization expense	68,090	68,091
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,809,243)	(3,844,260)
(Increase) decrease in prepaid expenses	(55,898)	26,923
Increase in accounts payable and accrued expenses	413,646	806,223
(Decrease) increase in taxes payable	(320,754)	396,560
Increase in deferred revenue	279,924	11,820
Decrease in advances from clients	(14,918)	-

Net cash (used in) operating activities	(1,055,074)	(683,477)

Effect of exchange rates changes on cash	(4,910)	-

Net change in cash	(1,059,984)	(683,477)
Cash at beginning of period	2,720,985	2,290,429

Cash at end of period	$1,661,001	$1,606,952

Supplemental disclosure of cash flow information

Cash paid for income taxes	$25,764	$6,940

Cash paid for interest	$3,639	$7,389

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED June 30, 2018

							Accumulated
					Additional		other
	Common stock		Preferred Stock		paid-in	Retained	comprehensive
	Shares	Amount	Shares	Amount	capital	earnings	income	Total

Balance as of December 31, 2017	41,350,000	$41,350	500,000	$500	$6,021,126	$973,764	$6,753	$7,043,493
Net loss						(3,434,671)		(3,434,671)
Foreign currency translation loss							(4,910)	(4,910)

Balance as of June 30, 2018	41,350,000	$41,350	500,000	$500	$6,021,126	$(2,460,907)	$1,843	$3,603,912

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

1.	ORGANIZATION AND BUSINESS

American Education Center, Inc. (“AEC New York”) is a New York Corporation organized on November 8, 1999 and is licensed by the Education Department of the State of New York to engage in education related consulting services.

On May 7, 2014, the President and then sole shareholder of AEC New York formed a new company (“AEC Nevada”) in the State of Nevada with the same name. On May 31, 2014, the President and the sole shareholder of AEC New York exchanged his 200 shares for 10,563,000 shares of AEC Nevada. The share exchange resulted in AEC New York becoming a wholly owned subsidiary of AEC Nevada (hereinafter the “Company”).

On October 31, 2016, the Company completed an acquisition transaction through a share exchange with two stockholders of AEC Southern Management Co., Ltd. (“AEC Southern UK”), a company incorporated in December 2015 with a registered capital of 10,000 British Pounds pursuant to the laws of England and Wales. The Company acquired 100% of the outstanding shares of AEC Southern UK in exchange for 1,500,000 shares of its common stock valued at $210,000 (the “AEC Southern UK Share Exchange”). Prior to the consummation of AEC Southern UK Share Exchange, Ye Tian and Rongxia Wang held 51% and 49%, respectively, of ownership interest in AEC Southern UK. As a result of the AEC Southern UK Share Exchange, AEC Southern UK became a wholly owned subsidiary of the Company.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

1.	ORGANIZATION AND BUSINESS (continued)

The Company’s corporate structure is as follows:

Headquartered in New York with operations in People’s Republic of China (“PRC”) through its PRC operating entity, the Company operates two business segments:

(1)	AEC New York capitalizes on the rising demand of middle-class families in China for quality education and work experiences in the United States (“US”) and delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC Southern UK delivers customized corporate training and advisory services to corporate clients in China in the food industry on subjects such as human resource management, organizational management, and information on local food safety regulations.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains an allowance for doubtful accounts, periodically evaluates its accounts receivable balances and makes general and/or specific allowances when there is doubt as to their collectability. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts receivable are written off against the allowance only after exhaustive collection efforts. As of June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $3,520,149 and $249,527, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND six MONTHS ENDED June 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional currency is US dollars. The company has two bank accounts located in the PRC. Translation adjustments arising from the use of different exchange rates from period to period are included as a separate component of accumulated other comprehensive income included in statements of changes in stockholders’ equity. Gain and losses from foreign currency transactions are included in the consolidated statements of operations and comprehensive income.

Revenue Recognition

Revenues are recognized when the following four criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the service has been rendered, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured. Revenue is stated net of discounts and sales related tax.

AEC New York delivers customized high school and college placement, career advisory as well as student and family services. Fees related to such advisory services are generally paid to the Company in advance and they are recorded as deferred revenue. Revenues are recognized proportionally as services are rendered or upon completion.

AEC Southern UK delivers customized corporate training and advisory services. It receives monthly non-refundable retainer payments and recognizes revenue when services are rendered. AEC Southern UK’s business operations in the PRC has been suffering high cost and operating expense, uncollectable accounts receivable and high net loss. Currently, AEC Southern UK is seeking solutions, namely optimization of training model, expanding advisory services, and may restructure business model if needed.

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

FOR THE THREE AND six MONTHS ENDED june 30, 2018 AND 2017

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

FOR THE THREE AND six MONTHS ENDED june 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At June 30, 2018 and December 31, 2017, the Company does not have a liability for any unrecognized tax benefits.

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

The Company is subject to corporate income tax in the US at 34% and 21%, respectively, for the year 2017 and 2018. Provisions for income taxes in the United States have been made for taxable income the Company had in the US for the three and six months ended 2017.

United Kingdom (“UK”)

According to current England and Wales income tax law, resident companies are taxable in the United Kingdom on their worldwide profits and subject to an opt-out for non-UK permanent establishments (PEs), while non-resident companies are subject to UK corporation tax only on the trading profits attributable to a UK PE, or the trading profits attributable to a trading of dealing in or developing UK land, plus UK income tax on any other UK source income.

AEC Southern UK was incorporated in the United Kingdom and is governed by the income tax laws of England and Wales.

Since AEC Southern UK had no PE in UK as December 31, 2017 and had no UK-Source income during 2017, the Company is not subject to tax on non-UK source income. The Company took full allowance of deferred tax assets which The Company does not expect to utilize in the near future.

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

FOR THE THREE AND six MONTHS ENDED june 30, 2018 AND 2017

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of June 30, 2018 and December 31, 2017, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR The THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has adopted ASU 2014-09 under the modified retrospective method in the first quarter of 2018. The Company has substantially completed a review of the new standard to its existing customer contracts. The Company does not believe the adoption of ASU 2014-09 would have a material effect on the Company’s consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at two commercial banks in the US and two commercial banks in the PRC, respectively. The Federal Deposit Insurance Corporation covers funds held in US banks and it insures $250,000 per bank for the total of all depository accounts. Fund held in the PRC bank is covered by Deposit Insurance Ordinance (index: 000014349/2015-00031) that insures CNY¥500,000 for the total of all depository accounts. As of June 30, 2018, the Company’s US bank accounts had cash balances in excess of federally insured limits of approximately $822,687. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the six months ended June 30, 2018 and 2017:

	2018

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$777,400	25.1%	$1,075,240	21.4%
Customer 2	541,500	17.5%	647,368	12.9%
Customer 3	412,000	13.3%	143,600	2.9%
Customer 4	311,700	10.1%	389,540	7.8%

	2017

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$8,441,956	55.7%	$3,421,722	29.9%
Customer 2	2,826,640	18.6%	4,058,727	54.5%
Customer 3	1,596,745	10.5%	340,988	5.1%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND six MONTHS ENDED june 30, 2018 AND 2017

5.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO considers the business from a geographic perspective and assesses performance and allocates resources on this basis. The reportable segments are as follows:

The Company has two operating segments: AEC New York and AEC Southern UK.

•	AEC New York delivers placement, career and other advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC Southern UK delivers customized corporate training and advisory services to corporate clients in China in the food industry to help them comply with local food safety regulations and standards.

Revenues from external customers, gross profit, segment assets and liabilities for each business are as follows:

	For the six months ended June 30, 2018
	AEC New York	AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$-	$-	$-
Placement advisory	263,101	-	263,101
Career advisory	601,500	-	601,500
Student & Family advisory	2,234,200	-	2,234,200
Total revenue	$3,098,801	$-	$3,098,801
Gross profit	$1,082,501	$-	$1,082,501

	For three months ended June 30, 2018
	AEC New York	AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$-	$-	$-
Placement advisory	207,100	-	207,100
Career advisory	440,500	-	440,500
Student & Family advisory	1,120,900	-	1,120,900
Total revenue	$1,768,500	$-	$1,768,500
Gross profit	$798,339	$-	$798,339

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND six MONTHS ENDED june 30, 2018 AND 2017

5.	SEGMENT REPORTING (continued)

	For the six months ended June 30, 2017
	AEC New York		AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$		$11,268,596	$11,268,596
Placement advisory		536,208	-	536,208
Career advisory		1,596,745	-	1,596,745
Student & Family advisory		$1,761,850	$-	$1,761,850
Total revenue		$3,894,803	$11,268,596	$15,163,399
Gross profit		$1,308,483	$4,074,787	$5,383,270

	For the three months ended June 30, 2017
	AEC New York		AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$		$3,891,383	$3,891,383
Placement advisory		476,770	-	476,770
Career advisory		696,020	-	696,020
Student & Family advisory		$640,520	$-	$640,520
Total revenue		$1,813,310	$3,891,383	$5,704,693
Gross profit		$848,319	$ 1,271,497	$2,119,816

	June 30, 2018
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$6,078,993	$3,117,042	$9,196,035
Segment liabilities	$3,694,168	$1,897,955	$5,592,123

	December 31, 2017
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$5,008,678	$7,252,528	$12,261,206
Segment liabilities	$2,483,434	$2,734,279	$5,217,713

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

6.	DEFERRED COMPENSATION

On October 31, 2016, 1,500,000 common shares were granted to AEC Southern UK’s CEO that are expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the grant date, $210,000 was recognized as deferred compensation, which will be expensed over the three-year vesting period using the straight-line method. On December 31, 2017, the remaining deferred compensation was expensed due to the resignation of AEC Southern UK’s CEO.

On December 31, 2016, 6,000,000 shares were granted to the AEC Southern UK’s Chairman and are expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On December 31, 2016, $3,300,000 was recognized as deferred compensation, which will be expensed over the remaining two year and ten months using the straight-line method. As of June 30, 2018, the remaining deferred compensation was $1,466,668.

Future amortization of the deferred compensation is as follows:

Year Ending December 31,

2018	550,000
2019	916,668

Total	$1,466,668

Stock compensation expense was $275,000, $550,000, $292,500 and $585,000 for the three and six months ended June 30, 2018 and 2017, respectively.

7.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office of $266,021 as of June 30, 2018 and December 31, 2017.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND six MONTHS ENDED june 30, 2018 AND 2017

8.	INTANGIBLE ASSET, NET

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. The gross carrying amount and accumulated amortization of this asset as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017

Intangible asset	$612,814	$612,814
Less: accumulated amortization	(238,316)	(170,226)

Intangible asset - net	$374,498	$442,588

For the three and six months ended June 30, 2018 and 2017, amortization expense was $34,035, $68,090, $34,036, and $68,091, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,

2018	68,091
2019	136,181
2020	136,181
2021	34,045

Total	$374,498

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND six MONTHS ENDED june 30, 2018 AND 2017

9.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenue at June 30, 2018 and December 31, 2017 was $299,924 and $20,000, respectively.

10.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company conducts no transaction with CIC between December 31, 2017 and June 30, 2018.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a company incorporated in the state of New York that focuses on career and business development activities. AEC New York’s Chief Operating Officer currently serves as the President/CEO of WSIC. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. Included in accounts payable is an amount due to WSIC of $372 and $372 as of June 30, 2018 and December 31, 2017. Additionally, the Company had entered into a sublease agreement with WSIC in March 2016, which was subsequently terminated on June 30, 2017.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

11.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The remaining is to be repaid on December 13, 2019. Interest will be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019. Interest expense for the three and six months ended June 30, 2018 and 2017 was $3,639, $7,279 and $7,389, $14,779 respectively.

12.	LEASE COMMITMENTS

In December 2014, the Company entered into a lease for office space with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,065 per month for financial statement purposes which creates deferred rent as shown on the balance sheets. In February 2016, the Company entered into a sublease agreement to lease space to WSIC for an annual rental of $250,000. The sublease income was netted against the Company’s rent expense. The sublease commenced on March 1, 2016 and terminated on June 30, 2017(see Note 10). Rent expense was approximately $102,195, $204,390 for the three and six months ended June 30, 2018.

Future minimum lease commitments are as follows:

Year Ending December 31,	Gross Lease Payment

2018	190,984
2019	388,333
2020	418,604
2021	439,350
2022 and thereafter	1,666,383

Total	$3,103,654

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND Six MONTHS ENDED June 30, 2018 AND 2017

13.	Income taxes

The component of deferred tax assets at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018	December 31, 2017

Net operating loss carryforwards	$(1,415)	$-
Allowance for doubtful accounts	45,120	63,441
Accelerated Depreciation	320	(37,800)
Tax impact of foreign operations, net	-	-
Deferred tax asset, net	$44,025	$25,641

The Company’s subsidiary incorporated in the UK has unused net operating losses (“NOLs”) of $412,125 available for carry forward to future years for UK income tax reporting purposes.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Based on the assessment, the Company has established a full valuation allowance against all of the deferred tax asset relating to UK NOLs because the Company is more likely than not to realize the benefit from the utilization of such NOL carry forwards.

The provision for income taxes for the three and six months ended June 30, 2018 and 2017 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Current:
Federal	$24,969	$114,548	$24,969	$114,548
State	18,843	66,196	18,843	66,196
Foreign	40,639	(65,771)	(313,803)	222,845
Total current	84,451	114,973	(269,991)	403,589

Deferred:
Federal	6,294	-	20,432	39,083
State	12,090	-	20,393	22,586
Foreign	17,273	-	(59,209)	-
Total deferred	35,657	-	(18,384)	61,669

Total	$120,108	$114,973	$(288,375)	$465,258

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US and UK. The Company is subject to income tax examinations of US federal, state, and city for 2017, 2016, and 2015 tax years and in the UK for 2017 and 2016. The Company is not currently under examination nor has it been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

13.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the six months ended June 30, 2018 and 2017 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Tax at federal statutory rate	(21.0)%	34.0%	(21.0)%	34.0%
State and local taxes, net of federal benefit	(11.0)	10.8	(11.0)	10.8
Tax impact of foreign operations	3.9	(247.2)	(10.0)	(13.9)
Non-deductible/ non-taxable items	36.2	634.6	34.3	(1.9)

Total	8.1%	432.2%	(7.7)%	29.0%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND six MONTHS ENDED june 30, 2018 AND 2017

14.	STOCK OPTIONS

The Company didn’t grant any options during the three and six months ended June 30, 2018.

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price		Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2017	3,200,000	$		5.87 years	$-
Granted	-			-	-
Exercised	-			-	-
Cancelled and expired	-			-	-
Forfeited	-			-	-

Outstanding at June 30, 2018	3,200,000		$2.45	5.37 years	$-

Vested and expected to vest at June 30, 2018	1,203,333		$1.32	4.04 years	$-

Exercisable at June 30, 2018	1,203,333		$1.32	4.04 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and six months ended June 30, 2018.

There was no compensation expense related to all the above options because the value ascribed to these options was not material.

15.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through August 13, 2018, which is the date the financial statements were available to be issued. The following is the event that occurred after the three months ended June 30, 2018.

Business Purchase

On July 10, 2018, (the “Effective Date”), American Education Center, Inc. (the “Company”) entered into a Business Purchase Agreement (the “Purchase Agreement”) with FIFPAC, Inc., a New Jersey corporation (the “Seller”), a 100% owner of American Institute of Financial Intelligence LLC, a New Jersey corporation (“AIFI” or the “Target”). Pursuant to the Purchase Agreement, on July 10, 2018, the Company issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to the Seller, in exchange for 51% equity ownership of the AIFI within 30 days from the Effective Date. The Seller has agreed to hold the Consideration Shares for 180 days following the Issuance Date (defined below) before selling any or all portion of the Consideration Shares. All of the securities referenced above are offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of the Company for the three months and six months ended June 30, 2018 and 2017, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Please refer to our Form 10-K for fiscal 2017, which was filed on April 17, 2018 for more detailed information about our operations.

Significant Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York and AEC Southern UK. All significant intercompany accounts and transactions have been eliminated in consolidation.

As part of the process of preparing our unaudited consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of June 30, 2018, the Company does not have a liability for any unrecognized tax benefits.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our unaudited consolidated financial statements when we deem it necessary.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect that this ASU will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

The Company has assessed all newly issued accounting pronouncements released during the three months ended June 30, 2018 and through the date of this filing, and believes that none of them will have a material impact on the Company’s financial statements when or if adopted.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Quarterly Report on Form 10-Q. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the year ended December 31, 2017.

Three Months Ended June 30, 2018 as Compared to Three Months Ended June 30, 2017

	For the three months ended June 30,
	2018	2017	Variance	%
Key revenue streams:
Corporate Training & Advisory Services	$-	$3,891,383	$(3,891,383)	NM %
Placement Advisory Services	207,100	476,770	(269,670)	(57)
Career Advisory Services	440,500	696,020	(255,520)	(37)
Student & Family Advisory	1,120,900	640,520	480,380	75
Total revenues	$1,768,500	$5,704,693	$(3,936,193)	(69)%
Gross Profit	$798,339	$2,119,816	$(1,321,477)	(62)%
Gross Margin	45%	37%

Revenue

•	Total revenues for the three months ended June 30, 2018 were $1,768,500, representing a decrease of $3,936,193, or 69% from $5,704,693 for the same period in 2017. The decrease was attributed mainly to the decrease in revenues from our corporate training and advisory services delivered by AEC Southern UK. Total revenues for the three months ended June 30, 2018 were entirely generated by the operations of AEC New York.

•	The decline in revenues from our corporate training & advisory services was primarily due to strict regulation of the People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) on the flow of foreign exchange in and out of the PRC. We typically accept payments from our AEC Southern UK clients in the dollar denominations while AEC Southern UK clients are located in the PRC. In addition, service delivery was temporarily suspended due to our ongoing optimization of the training model to enhance the business as well as the expiration of agreement with one of the two clients of AEC Southern UK. The restricted flow of foreign exchange from the PRC and the inconsistent and generally unfavorable interpretation of the relevant regulations, and the rising costs of doing business in the PRC have negatively affected AEC Southern UK’s business operations in the PRC (People’s Republic of China). As such, AEC Southern UK has experienced high cost and operating expense, non-collectable accounts receivable and high net loss. Currently, AEC Southern UK is seeking solutions, namely adapting the corporate training services to be delivered via an online platform and planning to expand its corporate training offerings from the food industry to general management advisory services that may appeal to a wider range of businesses. AEC Southern UK is also open to restructuring its business model if needed.

•	Our revenues from placement advisory services typically fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues for the three months ended June 30, 2018 from our placement advisory services decreased by $269,670, or approximately 57% from $476,770 for the same period in 2017. The decrease in our placement advisory services was due to the allocation of our resources to elite college advisory services. Revenues for our career advisory services decreased by $255,520, or 37% from $696,020 for the same period in 2017, primarily due to decreased services requests. Revenues from student & family advisory services increased by $480,380 from $640,520 for the same period in 2017, mainly due to timing of services being requested.

Gross Profit & Gross Margin

•	Our gross profit for the three months ended June 30, 2018 was $798,339, representing a decrease of $1,321,477, or 62% from $2,119,816 for the three months ended June 30, 2017. The decrease was attributed mainly to the temporary suspension of the delivery of corporate training and advisory services by AEC Southern UK, due to the restricted flow of foreign exchange, the ongoing optimization of the training model to enhance our business, as well as the expiration of a service agreement with one of the two clients of AEC Southern UK.

•	Our gross margin was approximately 45% for the three months ended June 30, 2018, as compared to approximately 37% for the same period in 2017. As gross profit for this period was all generated from AEC New York, gross margin for AEC New York for the three months ended June 30, 2018 was decreased 2% from the same period in 2017.

Operating Expenses

•	Total operating expenses increased by $195,902 or 9% as compared to the three months ended June 30, 2017. The increase was attributed to higher general and administrative (G&A) expenses of approximately $500,000 from payroll expense, professional fee, and uncollectible accounts receivable.

Income Tax Expense

•	Income tax expense of $120,108 for the three months ended June 30, 2018 is attributable mainly to net profits from AEC New York.

Net Loss

•	Net loss of $1,610,742 for the three months ended June 30, 2018 was due to the decrease in revenue due to AEC Southern’s suspension of operation and increased operating expense due to AEC Southern’s high expenses.

Six Months Ended June 30, 2018 as Compared to Six Months Ended June 30, 2017

	For the six months ended June 30,
	2018	2017	Variance	%
Key revenue streams:
Corporate Training & Advisory Services	$-	$11,268,596	$(11,268,596)	NM %
Placement Advisory Services	263,101	536,208	(273,107)	(51)
Career Advisory Services	601,500	1,596,745	(995,245)	(62)
Student & Family Advisory	2,234,200	1,761,850	472,350	27
Total revenues	$3,098,801	$15,163,399	$(12,064,598)	(80)%
Gross Profit	$1,082,501	$5,383,270	$(4,300,769)	(80)%
Gross Margin	35%	36%

Revenue

•	Total revenues for the six months ended June 30, 2018 were $3,098,801, representing a decrease of $12,064,598, or 80% from $15,163,399 for the same period in 2017. The decrease was attributed mainly to revenues from our corporate training and advisory services delivered by AEC Southern UK. Total revenues for the six months ended June 30, 2018 were entirely generated by the operations of AEC New York.

•	The decline in revenue from our corporate training & advisory services was primarily due to the suspension of the services, as a response to the strict regulation of the People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) on the flow of foreign exchange in and out of the PRC. We typically accept payments from our AEC Southern UK clients in the dollar denominations while AEC Southern UK clients are located in the PRC. In addition, service delivery was temporarily suspended due to our ongoing optimization of the training model to enhance the business as well as the expiration of agreement with one of the two clients of AEC Southern UK. The restricted flow of foreign exchange from the PRC and the inconsistent and generally unfavorable interpretation of the relevant regulations, and the rising costs of doing business in the PRC have negatively affected AEC Southern UK’s business operations in the PRC (People’s Republic of China). Since AEC Southern UK has been suffering high cost and operating expense, uncollectable accounts receivable and high net loss. Currently, AEC Southern UK is seeking solutions, namely implementing corporate training services into an online platform and planning to expand its corporate training offerings from the food industry to general management advisory services that may appeal to a wider range of businesses and restructuring business model if needed.

•	Our revenues from placement advisory services normally fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues from our placement advisory services decreased by $237,107, or approximately 51% from $536,208 for the same period in 2017. The decrease in our placement advisory services was due to the allocation of resources to elite college advisory services. Revenues for our career advisory services decreased by $995,245, or 62% from $1,596,745 for the same period in 2017, primarily due to decreased services requests. Revenues from student & family advisory services increased by $472,350 from $1,761,850 for the same period in 2017, mainly due to timing of services being requested.

Gross Profit & Gross Margin

•	Our gross profit for the six months ended June 30, 2018 was $1,082,501, representing a decrease of $4,300,769, or 80% from $5,383,270 for the six months ended June 30, 2017. The decrease was attributed mainly to the delivery of corporate training and advisory services from AEC Southern UK. The service delivery was temporarily suspended due to the restricted flow of foreign exchange, the ongoing optimization of the training model to enhance our business, as well as the expiration of a service agreement with one of the two clients of AEC Southern UK.

•	Our gross margin was approximately 35% for the six months ended June 30, 2018, as compared to approximately 36% for the same period in 2017. As gross profit for this period was all generated from AEC New York, gross margin for AEC New York for the six months ended June 30, 2018 decreased 1% from the same period in 2017.

Operating Expenses

•	Total operating expenses increased by $1,029,632 or 27%, as compared to the six months ended June 30, 2017. The increase was attributed to higher general and administrative (G&A) expenses of approximately $1,000,000 from payroll expense, professional fee, and uncollectible accounts receivable.

Income Tax Benefits

•	Income tax benefits of $288,375 for the six months ended June 30, 2018 represent the net effect of tax payable reversal and net loss for the period.

Net Loss

•	Net loss of $3,434,671 for the six months ended June 30, 2018 was due to the decrease in revenue and higher operating expense.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2018, we had cash of $1,661,001, a decrease of $1,059,984 from $2,720,985 as of December 31, 2017. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Six months ended June 30,
	2018	2017	Variance	%
Net cash used in operating activities	$(1,055,074)	$(683,477)	$(371,597)	54%
Effect of exchange rates changes on cash	(4,910)	-	(4,910)	NM
Net change in cash	$(1,059,984)	$(683,477)	$(376,507)	55%

Cash Flow from Operating Activities

•	Net cash used in operating activities for the six months ended June 30, 2018 was $1,055,074, increased by $371,597, or 54% for the six months ended June 30, 2017. The increase in net cash used in operations in 2018 was primarily attributable to the combination of the following: paying service providers faster; tax benefit due to the net loss; and asset write-off due to the uncollectible accounts receivable.

Cash Flow from Investing Activities

•	We had no cash flow from investing activities during the six months ended June 30, 2018 and 2017.

Cash Flow in Financing Activities

•	We had no cash flow from financing activities during the six months ended June 30, 2018 and 2017.

Working Capital

The following table sets forth our working capital.

	June 30,	December 31,
	2018	2017	Variance	%

Total current assets	$7,044,823	$9,510,288	$(2,465,465)	(26)
Total current liabilities	5,238,490	4,880,592	357,898	7
Working capital	$1,806,333	$4,629,696	$(2,823,363)	(61)%
Current ratio	1.3	1.9

•	As of June 30, 2018, we had working capital surplus of $1,806,333, a decrease of $2,823,363 from a working capital surplus of $4,629,696 as of December 31, 2017. The decrease in working capital surplus was attributable mainly to uncollectible accounts receivable from AEC Southern UK.

•	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our operations by establishing additional representative offices in our major market—the PRC, increasing our marketing efforts, and hiring more personnel to support our growing operations. We believe we have adequate working capital to fund future growth activities.

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

Subsequent Event

The following are a series of events that occurred after the three months ended June 30, 2018.

Business Purchase

On July 10, 2018, we entered into a Business Purchase Agreement (the “Purchase Agreement”) with FIFPAC, Inc., a New Jersey corporation (the “Seller”), a 100% owner of American Institute of Financial Intelligence LLC, a New Jersey corporation (“AIFI” or the “Target”). Pursuant to the Purchase Agreement, on July 10, 2018, the Company issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to the Seller, in exchange for 51% equity ownership of the AIFI within 30 days from July 10, 2018.

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

During the three months ended June 30, 2018, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO has concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of June 30, 2018. We have identified the following weaknesses and deficiencies in disclosure control and procedures.

Lack of financial expert - We currently do not have a CFO with significant U.S. publicly reporting company experience, nor do we have a financial expert in our management team.

Lack of segregation of duties - Our CEO has also acted as our interim CFO since February 5, 2018, when our previous CFO resigned from his position. Therefore, all accounting information is currently reviewed only by one person.

Other deficiencies - We have limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Additionally, we have inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes in our accounting system, partly as a result of our limited size and accounting staff. We are taking steps to remediate these issues and plan to have improved controls and documentation in place by December 31, 2018.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 10, 2018 (the “Effective Date”), we entered into a Business Purchase Agreement (the “Purchase Agreement”) with FIFPAC, Inc., a New Jersey corporation (the “Seller”), a 100% owner of American Institute of Financial Intelligence LLC, a New Jersey corporation (“AIFI” or the “Target”). Pursuant to the Purchase Agreement, on July 10, 2018, we issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to the Seller, in exchange for a 51% equity ownership in AIFI within 30 days from the Effective Date. The Seller has agreed to hold the Consideration Shares for 180 days following July 10, 2018 before selling any or all portion of the Consideration Shares.

In July and August 2018, the Company has issued an aggregate of 449,900 shares of the Company’s common stock to 18 individuals who are either employees of the Company or have been service providers to the Company, for employment-based compensation or service provided, respectively.

All of the securities referenced above were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated May 6, 2014 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.1, filed with the Securities and Exchange Commission on December 18, 2014)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)
10.1	Implementation Agreement by and between American Education Center, Inc. and New Oriental Education & Tech Group GuangZhou Branch (incorporated by reference to Amendment No.2 to our Form S-1 Registration Statement, Exhibit 10.3, filed with the Securities and Exchange Commission on May 7, 2015)
10.2	Loan Agreement by and between American Education Center, Inc. and Hilary Merchant Inc. (incorporated by reference to Form 10-Q, Exhibit 10.1, filed with the Securities and Exchange Commission on June 29, 2015)
10.3	Agreement of Lease by and between American Education Center, Inc. and Fieldstone Capital Inc. (incorporated by reference to our Form 10-Q, Exhibit 10.2, filed with the Securities and Exchange Commission on June 29, 2015)
10.4	Service Agreement by and between American Education Center, Inc. and AEC Southern (Shenzhen) Management Co., Ltd. (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on January 6, 2017)
10.5	Employment Agreement by and between American Education Center, Inc. and Max Pu Chen (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on August 30, 2017)
10.6	Employment Agreement by and between American Education Center, Inc. and Anthony S. Chan (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on October 2, 2017)
10.7	License Agreement by and between American Education Center, Inc. and Max P. Chen (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on October 23, 2017)
10.8	Strategic Partnership Agreement by and between American Education Center, Inc. and Oxbridge International Education Group (incorporated by reference to Form 8-K, Exhibit 99.2, filed with the Securities and Exchange Commission on December 5, 2017)
10.9	Business Purchase Agreement by and between American Education Center, Inc. and FIFPAC, Inc. (incorporate by reference to our Form 8-K (filed No. 333-201029) filed with the Securities and Exchange Commission on July 12, 2018)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	Termination Notice to the Implementation Agreement (incorporated by reference to Amendment No.2 to our Form S-1 Registration Statement, Exhibit 10.5, filed with the Securities and Exchange Commission on May 7 ,2015)
99.2	Non-binding Letter of Intent by and between American Education Center, Inc. and AmeriChina Group (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on May 9, 2018)
99.3	Letter of Intent by and between American Education Center, Inc. and Shanghai Education Service Park (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on May 15, 2018)
99.4	Non-binding Letter of Intent by and between American Education Center, Inc. and Shanghai Open University (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on July 27, 2018)
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 20, 2018

AMERICAN EDUCATION CENTER INC.

By:	/s/ Max P. Chen
Max P. Chen
President, Sole Director, Chief Executive Officer, interim Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

