Form 10-Q
period 2018-09-30
AMERICAN EDUCATION CENTER, INC.
filed 2018-11-19
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of November 19, 2018, the registrant had 41,898,000 shares of common stock issued and outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to produce, market and generate sales of our products and services;
•	our ability to develop and/or introduce new products and services;
•	our projected future sales, profitability and other financial metrics;
•	our anticipated trends in the education and business environment in the U.S. and China;
•	our future financing plans;
•	our anticipated needs for working capital;
•	the anticipated trends in our industry;
•	our ability to expand our sales and marketing capability;
•	acquisitions of other companies or assets that we might undertake in the future;
•	competition existing today or that will likely arise in the future; and
•	other factors discussed elsewhere herein.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,787,564	$2,720,985
Accounts receivable, net of allowance for doubtful accounts of $5,026,192 and $249,527 at September 30, 2018 and December 31, 2017, respectively	3,611,511	6,482,289
Prepaid expenses	202,598	307,014

Total current assets	5,601,673	9,510,288

Noncurrent assets:
Deferred compensation	1,191,668	2,016,668
Deferred income taxes	76,403	25,641
Intangible asset, net	457,452	442,588
Security deposits	266,021	266,021

Total noncurrent assets	1,991,544	2,750,918

TOTAL ASSETS	$7,593,217	$12,261,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,719,353	$4,070,001
Taxes payable	775,220	775,220
Deferred revenue	321,999	20,000
Advances from clients	33,757	15,371
Loan from stockholders	-	-

Total current liabilities	5,850,329	4,880,592

Noncurrent liabilities:
Deferred rent	216,992	191,542
Long-term loan	145,579	145,579

Total liabilities	6,212,900	5,217,713

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued	500	500
Common stock, $0.001 par value; 180,000,000 shares authorized; 41,883,000 and 41,350,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	41,883	41,350
Additional paid-in capital	6,268,433	6,021,126
Retained earnings	(4,975,245)	973,764
Accumulated other comprehensive income	(12,584)	6,753
Total American Education Center, Inc.’s stockholders’ equity	1,322,987	7,043,493
Noncontrolling interest	57,330	-

Total stockholders' equity	1,380,317	7,043,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,593,217	$12,261,206

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$1,903,310	$5,215,743	$5,002,111	$20,379,142
Cost of revenues	1,361,461	3,890,800	3,377,761	13,670,929
Gross profit	541,849	1,324,943	1,624,350	6,708,213

Operating expenses:
Selling and marketing	371,096	750,565	434,511	3,320,568
General and administrative	2,411,009	656,317	7,153,813	1,862,901
Total operating expenses	2,782,105	1,406,882	7,588,324	5,183,469

(Loss) income from operations	(2,240,256)	(81,939)	(5,963,974)	1,524,744
Other income	12,823	82	13,495	84

Loss (income) before provision for income taxes	(2,227,433)	(81,857)	(5,950,479)	1,524,828
Provision (Benefit) for income taxes	288,375	(78,803)	-	386,455

Net (loss) income including noncontrolling interests	(2,515,808)	(3,054)	(5,950,479)	1,138,373
Less: Net loss (income) applicable to noncontrolling interests	(1,470)	-	(1,470)	-
Net loss (income) applicable to controlling interests	(2,514,338)	(3,054)	(5,949,009)	1,138,373

Other comprehensive income
Foreign currency translation loss	(14,427)	4,603	(19,337)	4,603
Comprehensive (loss) income including noncontrolling interest	$(2,528,765)	1,549	$(5,968,346)	1,142,976
Comprehensive income (loss) attributable to noncontrolling interest	-	-	-	-
Comprehensive loss (income) attributable to controlling interest	(2,528,765)	1,549	(5,968,346)	1,142,976

(Loss) earnings per share - basic and diluted	$(0.06)	$0.00	$(0.14)	$0.03

Weighted average shares outstanding, basic and diluted	41,883,000	41,350,000	41,883,000	41,350,000

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(5,950,479)	$1,138,373
Adjustments to reconcile net income to net cash
(Used in) operating activities:
Deferred tax (benefit) provision	(50,762)	64,500
Deferred rent expense	25,450	26,803
Deferred compensation	825,000	877,500
Gain from bargain purchase of business	(13,200)	-
Stock issued for services/to employees	199,840	-
Provision for doubtful accounts	4,776,666	45,300
Amortization expense	105,136	102,136
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,905,888)	(3,761,522)
Decrease (increase) in prepaid expenses	104,416	(31,187)
Increase in accounts payable and accrued expenses	649,352	615,127
(Decrease) increase in taxes payable	-	315,015
Increase (decrease) in deferred revenue	301,999	(77,132)
Increase in advances from clients	18,386	-

Net cash (used in) operating activities	(914,084)	(685,087)

Effect of exchange rates changes on cash	(19,337)	4,603

Net change in cash	(933,421)	(680,484)
Cash at beginning of period	2,720,985	2,290,429

Cash at end of period	$1,787,564	$1,609,945

Supplemental disclosure of cash flow information

Cash paid for income taxes	$25,764	$6,940

Cash paid for interest	$7,279	$14,778

Non-cash investing activities

Business acquisition with common shares issuance	$48,000	$48,000

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

							Accumulated
					Additional		other
	Common stock		Preferred Stock		paid-in	Retained	comprehensive		Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	income		Interest	Total

Balance as of December 31, 2017	41,350,000	$41,350	500,000	$500	$6,021,126	$973,764	$6,753	$		$7,043,493
Net loss						(5,949,009)				(5,949,009)
Issuance of common stock for purchasing business	100,000	100			47,900				57,330	105,330
Issuance of common stock for service and to employees	433,000	433			199,407					199,840
Foreign currency translation loss							(19,337)			(19,337)

Balance as of September 30, 2018	41,883,000	$41,883	500,000	$500	$6,268,433	$(4,975,245)	$(12,584)		$57,330	$1,380,317

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND nine MONTHS ENDED september 30, 2018 AND 2017

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

On July 13, 2018, the Company completed an acquisition transaction through the issuance of 100,000 shares of the Company common stock with the owner of American Institute of Financial Intelligence LLC (“AIFI”), a New Jersey corporation incorporated on May 10, 2017. As a result, AIFI became a 51% majority owned subsidiary of the Company.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINEMONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE THREE AND NINEMONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains an allowance for doubtful accounts, periodically evaluates its accounts receivable balances and makes general and/or specific allowances when there is doubt as to their collectability. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts receivable are written off against the allowance only after exhaustive collection efforts. As of September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $5,026,192 and $249,527, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At September 30, 2018 and December 31, 2017, the Company does not have a liability for any unrecognized tax benefits.

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

The Company is subject to corporate income tax in the US at 34% and 21%, respectively, for the year 2017 and 2018. Provisions for income taxes in the United States have been made for taxable income the Company had in the US for the three and nine months ended September 30, 2018.

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

FOR THE THREE AND NINEMONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of September 30, 2018 and December 31, 2017, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR The THREE AND NINE MONTHS ENDED SEPTEMBER 30, , 2018 AND 2017

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

Noncontrolling interest

According to Financial Accounting Standards Board (FASB) Statement No. 160, the noncontrolling interest shall be reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount shall be clearly identified and labeled, for example, as noncontrolling interest in subsidiaries. An entity with noncontrolling interests in more than one subsidiary may present those interests in aggregate in the consolidated financial statements。

Bargain Purchase

According to Financial Accounting Standards Board (FASB) Statement No. 141 (revised 2007), a barging purchase is defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquire.

Contingent Consideration

The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. This value is generally determined through a probability-weighted analysis of the expected cash flows.

Contingent consideration is classified as a liability or as equity on the basis of the definitions of an equity instrument and a financial liability. The contingent consideration is payable in cash and, accordingly, the Company classified its contingent consideration as a liability. It is not remeasured, and any gain or loss on settlement at an amount different from its carrying value will be recognized in net income in the period during which it is settled.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINEMONTHS ENDED SEPTEMBER 30, 2018 AND 2017

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued accounting standard update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update was effective for the Company's annual period ended January 28, 2017. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

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

In January 2017, the FASB issued accounting standard update which simplifies the test for goodwill impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the update in the fourth quarter of 2018. The adoption of the new standard did not have an impact on our consolidated financial statements.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at two commercial banks in the US and two commercial banks in the PRC, respectively. The Federal Deposit Insurance Corporation covers funds held in US banks and it insures $250,000 per bank for the total of all depository accounts. Fund held in the PRC bank is covered by Deposit Insurance Ordinance (index: 000014349/2015-00031) that insures RMB500,000 for the total of all depository accounts. As of September 30, 2018, the Company’s US bank accounts had cash balances in excess of federally insured limits of approximately $1,187,590. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the nine months ended September 30, 2018 and 2017:

	2018
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$1,490,120	29.8%	$626,812	17.4%
Customer 2	1,067,300	21.3%	1,215,140	33.6%
Customer 3	535,200	10.7%	84,700	2.3%

	2017
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$12,180,697	59.8%	$3,376,689	51.1%
Customer 2	2,826,640	13.9%	2,244,716	34.0%
Customer 3	2,376,125	11.7%	301,219	4.6%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

5.	SEGMENT REPORTING

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

For three months ended September 30, 2018, American Institute of Financial Intelligence LLC had no operating activities and had intangible asset, net of $117,000.

Revenues from external customers, gross profit, segment assets and liabilities for each business are as follows:

	For the nine months ended September 30, 2018
	AEC New York	AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$-	$1,465	$1,465
Placement advisory	515,701	-	515,701
Career advisory	1,074,325	-	1,074,325
Student & Family advisory	3,410,620	-	3,410,620
Total revenue	$5,000,646	$1,465	$5,002,111
Gross profit	$1,622,885	$1,465	$1,624,350

	For three months ended September 30, 2018
	AEC New York	AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$-	$1,465	$1,465
Placement advisory	472,825	-	472,825
Career advisory	252,600	-	252,600
Student & Family advisory	1,176,420	-	1,176,420
Total revenue	$1,901,845	$1,465	$1,903,310
Gross profit	$540,384	$1,465	$541,849

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINEMONTHS ENDED SEPTEMBER 30, 2018 AND 2017

5.	SEGMENT REPORTING (continued)

	For the nine months ended September 30, 2017
	AEC New York		AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$		$15,007,337	$15,007,337
Placement advisory		677,640	-	677,640
Career advisory		2,438,035	-	2,438,035
Student & Family advisory		$2,256,130	$-	$2,256,130
Total revenue		$5,371,805	$15,007,337	$20,379,142
Gross profit		$1,776,618	$4,931,595	$6,708,213

	For the three months ended September, 2017
	AEC New York		AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$		$3,738,741	$3,738,741
Placement advisory		141,432	-	141,432
Career advisory		841,290	-	841,290
Student & Family advisory		$494,280	$-	$494,280
Total revenue		$1,477,002	$3,738,741	$5,215,743
Gross profit		$468,135	856,808	$1,324,943

	September, 2018
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$6,256,792	$1,336,425	$7,593,217
Segment liabilities	$3,950,507	$2,262,393	$6,212,900

	December 31, 2017
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$5,008,678	$7,252,528	$12,261,206
Segment liabilities	$2,483,434	$2,734,279	$5,217,713

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINEMONTHS ENDED SEPTEMBER 30, 2018 AND 2017

6.	DEFERRED COMPENSATION

On October 31, 2016, 1,500,000 common stock of the Company were granted to AEC Southern UK’s CEO that are expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the grant date, $210,000 was recognized as deferred compensation, which will be expensed over the three-year vesting period using the straight-line method. On December 31, 2017, the remaining deferred compensation was expensed due to the resignation of AEC Southern UK’s CEO.

On December 31, 2016, 6,000,000 stock of the Company were granted to the AEC Southern UK’s Chairman and are expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On December 31, 2016, $3,300,000 was recognized as deferred compensation, which will be expensed over the remaining two year and ten months using the straight-line method. As of September 30, 2018, the remaining deferred compensation was $1,191,668.

Future amortization of the deferred compensation is as follows:

Year Ending December 31,

2018	275,000
2019	916,668

Total	$1,191,668

Stock compensation expense was $275,000, $825,000, $292,500 and $877,500 for the three and nine months ended September 30, 2018 and 2017, respectively.

7.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office of $266,021 as of September 30, 2018 and December 31, 2017.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

8.	INTANGIBLE ASSET, NET

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years and the recent acquired learning platform is being amortized on a straight-line basis over 10 years. The gross carrying amount and accumulated amortization of this asset as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017

Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	-
Less: accumulated amortization	(275,362)	(170,226)

Intangible asset - net	$457,452	$442,588

For the three and nine months ended September 30, 2018 and 2017, amortization expenses were $37,035, $105,135, $34,045, and $102,136, respectively.

The following table sets forth the future amortization expense to be recognized:

Year Ending December 31,

2018	$37,045
2019	148,181
2020	148,181
2021	46,045
2022	12,000
Thereafter	66,000

Total	$457,452

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINEMONTHS ENDED SEPTEMBER 30, 2018 AND 2017

9.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenue at September 30, 2018 and December 31, 2017 was $321,999 and $20,000, respectively.

10.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company conducts no transaction with CIC between December 31, 2017 and September 30, 2018.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a company incorporated in the state of New York that focuses on career and business development activities. AEC New York’s Chief Operating Officer currently serves as the President/CEO of WSIC. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. Included in accounts payable is an amount due to WSIC of $372 and $372 as of September 30, 2018 and December 31, 2017. Additionally, the Company had entered into a sublease agreement with WSIC in March 2016, which was subsequently terminated on June 30, 2017.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

11.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The remaining is to be repaid on December 13, 2019. Interest are to be paid on the last day of each quarter from 2015 to 2019, except for the last payment on December 12, 2019.

Interest expense for the three and nine months ended September 30, 2018 and 2017 was $3,639, $10,918 and $7,389, $22,167 respectively.

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

Rent expense was approximately $95,492, $283,370 for the three and nine months ended September 30, 2018.

Future minimum lease commitments are as follows:

Year Ending December 31,	Gross Lease Payment

2018	95,492
2019	388,333
2020	418,604
2021	439,350
2022 and thereafter	1,666,383

Total	$3,008,162

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

13.	Income taxes

The component of deferred tax assets at September30, 2018 and December 31, 2017 is as follows:

	September 30, 2018	December 31, 2017

Net operating loss carryforwards	$-	$-
Allowance for doubtful accounts	-	63,441
Accelerated Depreciation	30,898	(37,800)
Tax impact of foreign operations, net	-	-
Deferred tax asset, net	$30,898	$25,641

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

The provision for income taxes for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Current:
Federal	$(24,969)	$(28,753)	$-	$85,795
State	(18,843)	(14,734)	-	51,462
Foreign	418,606	(38,147)	50,762	184,698
Total current	374,794	(81,634)	50,762	321,955

Deferred:
Federal	24,938	10,217	31,232	49,300
State	11,924	(7,386)	24,014	15,200
Foreign	(123,281)	-	(106,008)	-
Total deferred	(86,419)	2,831	(50,762)	64,500

Total	$288,375	$(78,803)	$-	$386,455

The Company conducts business globally and, as a result, files income tax returns in the US (federal, state and city), and other foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US and UK. The Company is subject to income tax examinations of US federal, state, and city for 2017, 2016, and 2015 tax years and in the UK for 2017 and 2016. The Company is not currently under examination nor has it been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

13.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the nine months ended September 30, 2018 and 2017 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Tax at federal statutory rate	21.0%	34.0%	21.0%	34.0%
State and local taxes, net of federal benefit	(11.0)	(14.8)	(11.0)	4.3
Tax impact of foreign operations	13.3	(32.6)	(0.9)	(10.7)
Reversal valuation allowance	-	-	-	(8.5)
Over accrual	-	30.5	-	5.5
Tax adjustment	-	79.2	-	0.7
Non-deductible/ non-taxable items	(10.4)	-	(9.1)	-

Total	12.9%	96.3%	-%	25.3%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINEMONTHS ENDED SEPTEMBER 30, 2018 AND 2017

14.	STOCK OPTIONS

The Company didn’t grant any options during the three and nine months ended September 30, 2018.

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price		Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2017	3,200,000	$		5.87 years	$-
Granted	-			-	-
Exercised	-			-	-
Cancelled and expired	-			-	-
Forfeited	-			-	-

Outstanding at September 30, 2018	3,200,000		$2.45	5.12 years	$-

Vested and expected to vest at September 30, 2018	1,933,333		$1.91	4.33 years	$-

Exercisable at September 30, 2018	1,933,333		$1.91	4.33 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and nine months ended September 30, 2018.

There was no compensation expense related to all the above options because the value ascribed to these options was not material.

15.	ISSUANCE OF COMMON STOCK

Stock issued for business acquisition

On July 10, 2018, the Company issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to FIFPAC, Inc., (the “Seller”), of which par value is $0.001 per share, at market price of $0.48 per share, in exchange for 51% equity ownership of the AIFI pursuant to Business Purchase Agreement. Refer to Footnote 16 Business Acquisition.

Stock issued to employees and for services

In July and August 2018, the Company signed the agreements to issue an aggregate of 449,900 shares of the Company’s common stock to 18 individuals who are either employees of the Company or have been service providers to the Company, for employment-based compensation or service provided, respectively. The Company has issued an aggregate of 433,000 shares of the Company’s common stock to 10 individuals in the amount of $199,840 before September 30, 2018.

16.	BUSINESS ACQUISITION

On July 10, 2018, the Company entered into a Business Purchase Agreement (the “Purchase Agreement”) with FIFPAC, Inc., a New Jersey corporation (the “Seller”), a 100% owner of American Institute of Financial Intelligence LLC, a New Jersey corporation (“AIFI” or the “Target”) which closed on the same date.

Pursuant to the Purchase Agreement, on July 10, 2018, the Company issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to the Seller, of which par value is $0.001 per share at price of $0.48 per share, in exchange for 51% equity ownership of the AIFI. Pursuant to ASC 805, the Company recognized a gain of $13,200 on the effective date of July 10, 2018.

According to the Purchase Agreement, the contingent consideration consisted of compensatory arrangement for services to be performed by the owner of the acquiree, and such amounts are to be determined in the future by both parties; therefore, the fair value cannot be determined at the acquisition date. The Company as an acquirer did not recognize a liability at the acquisition date.

The following table summarizes the consideration paid and the amounts of net assets acquired as of the date of acquisition:

Fair value of net asset acquired (AIFI’s net identified assets)	$120,000
Less:
Fair value of consideration transferred (FMV of AEC’s 100k shares issued)	(48,000)
Fair value of noncontrolling interest (120k x 49%)	(58,800)
$(106,800)

Gain on barging purchase	$13,200

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINEMONTHS ENDED SEPTEMBER 30, 2018 AND 2017

17.	COMMITMENTS & CONTINGENCY

A contingency should be recognized at its acquisition date fair value if that value can be determined. (The guidance in Topic 820 is used to determine fair value). If the acquisition-date fair value of contingency cannot be determined, then an asset or liability is recognized for the contingency if it’s probable at the acquisition date that such asset or liability exists and if its amount is reasonable estimable.

A contingency is not recognized for a contingency in the accounting for a business combination if: a) its fair value cannot be determined and b) the probable and reasonably estimate criteria are not met. Instead, the contingency is disclosed and accounted for subsequent to the acquisition date in accordance with Topic 450.

Pursuant to the Company’s Business Purchase Agreement, the contingent consideration consisted of compensatory arrangement for services to be performed by the officers of the acquiree, and such amounts are to be determined in the future by both parties; therefore the fair value cannot be determined at the acquisition date. The Company as an acquirer did not recognize a liability at the acquisition date.

18.	GOING CONCERN

Substantial doubt about the Company’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Our current operating results indicate substantial doubt exists related to the Company's ability to continue as a going concern. We believe that the new education platforms acquired are probable of occurring and mitigating the substantial doubt raised by our current operating results and satisfying our estimated liquidity needs 12 months from the issuance of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

19.	SUBSEQUENT EVENT

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements except for the following.

On October 23, 2018, AEC Nevada incorporated a company, AEC Management Ltd. in the British Virgin Islands, pursuant to the laws of British Virgin Islands (“AEC BVI”). AEC BVI is a wholly owned subsidiary of AEC Nevada, and as of the date of this report, does not have significant business activities.

On July 23, 2018, the company entered into a Consulting Agreement (“Consulting Agreement”) with Leisure Time Holdings Limited (“Leisure Time”). Pursuant to the Consulting Agreement, the Company agreed to issue in the aggregate, 30,000 fully paid up shares (the “Shares”) of common stock of the Company (the “Common Stock”), including 10,000 shares of Common Stock issuable upon Effective Date, and 5,000 shares of Common Stock per installment for four monthly installments, and an additional fee equal to 10% of the value of any transactions introduced to the Company by Leisure Time payable in cash or shares as remuneration for the Services. The Company issued 15,000 shares to Leisure Time on November 13, 2018. No services were provided during the three months ending in September 30, 2018.

On November 6, 2018, the Company’s Board of Directors, with the written consent of the holders of a majority of the shares of Common Stock and Preferred Stock issued and outstanding, voting together as a single class, approved an increase of the number of shares of the authorized Common Stock from 180,000,000 to 450,000,000 and Preferred Stock from 20,000,000 to 50,000,000, effective as of November 6, 2018. The par value of Common Stock remains $0.001 per share and the par value of Preferred Stock remains $0.001 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of the Company for the three months and nine months ended September 30, 2018 and 2017, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Other Advisory Services

Through our Foreign Student Recruitment services, we assist universities in China to recruit students from the US. We customize this service based on our strategic relationship with college and universities in the U.S. and the specific recruitment goals of these universities in China. The demand for our recruitment services is driven mainly by the lack of an established channel to attract students from the U.S. and the needs by the Chinese universities to expand and diversify their student body.

Our Foreign Educator Placement services are designed to meet the increasing demand for experienced educators and teachers from the U.S. to teach in China. Such demand covers the need to recruit qualified U.S. educators from Pre K-12 to teach in China.

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

Recent Developments

On July 10, 2018, we entered into a Business Purchase Agreement (the “Purchase Agreement”) with FIFPAC, Inc., a New Jersey corporation (the “Seller”), the 100% owner of American Institute of Financial Intelligence LLC, a New Jersey corporation (“AIFI” or the “Target”). Pursuant to the Purchase Agreement, on July 10, 2018, we issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to the Seller, in exchange for a 51% equity ownership in AIFI on July 10, 2018, of which par value was $0.001 per share at price of $0.48 per share. The Seller has agreed to hold the Consideration Shares for 180 days following July 10, 2018 before selling any or all portion of the Consideration Shares.

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

The Company has assessed all newly issued accounting pronouncements released during the three months ended September 30, 2018 and through the date of this filing, and believes that none of them will have a material impact on the Company’s financial statements when or if adopted.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Quarterly Report on Form 10-Q. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the year ended December 31, 2017 as filed on April 17, 2018.

Three Months Ended September 30, 2018 as Compared to Three Months Ended September 30, 2017

	For the three months ended September 30,
	2018	2017	Variance	%
Key revenue streams:
Corporate Training & Advisory Services	$1,465	$3,738,741	$(3,737,276)	(100)%
Placement Advisory Services	252,600	141,432	111,168	79
Career Advisory Services	472,825	841,290	(368,465)	(44)
Student & Family Advisory	1,176,420	494,280	682,140	138
Total revenues	$1,903,310	$5,215,743	$(3,312,433)	(64)%
Gross Profit	$541,849	$1,324,943	$(783,094)	(59)%
Gross Margin	28%	25%

Revenue

•	Total revenues for the three months ended September 30, 2018 were $1,903,310, representing a decrease of $3,312,433, or 64% from 5,215,743 for the same period in 2017. The decrease was attributed mainly to the decrease in revenues from our corporate training and advisory services delivered by AEC Southern UK. Majority of total revenues for the three months ended September 30, 2018 were generated by the operations of AEC New York.

•	The decline in revenues from our corporate training & advisory services was primarily due to the restrictions over inbound and outbound capital flow into and out of the PRC, and the rising costs of doing business in the PRC. Additionally, one of the agreements with one of the two clients of AEC Southern UK expired, resulting in less revenue. As a result, AEC Southern UK has experienced higher operating expense and higher cost of providing training services payable to third parties, non-collectable accounts receivable and high net loss. Currently, AEC Southern UK is still seeking solutions, such as adapting its corporate training services to be delivered via an online platform and planning to expand its corporate training offerings from the food industry to general management advisory services that may appeal to a wider range of businesses. AEC Southern UK is also open to restructuring its business model if needed and accelerating mergers and acquisitions.

•	Our revenues from placement advisory services typically fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues for the three months ended September 30, 2018 from our placement advisory services increased by $111,168, or approximately 79% from $141,432 for the same period in 2017. The increase in our placement advisory services was due to the allocation of our resources to elite college advisory services brought higher income per student. Revenues for our career advisory services decreased by $368,465, or 44% from $841,290 for the same period in 2017, primarily due to decreased services requests from students recently graduated and in the graduating class, who intend to return to the PRC instead of staying in the U.S. due to the benefits policy for talents in China. Revenues from student & family advisory services increased by $682,140 from $494,280 for the same period in 2017, mainly due to timing of services being requested.

•	The recent sharp decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in other countries or choose to return home after graduation, rather than staying in the U.S. Hence, we are expanding our current local services, concentrating on new services promotion and accelerating mergers and acquisitions.

Gross Profit & Gross Margin

•	Our gross profit for the three months ended September 30, 2018 was $541,849, representing a decrease of $783,094, or 59% from $1,324,943 for the three months ended September 30, 2017. The decrease was attributed mainly to the temporary suspension of the delivery of corporate training and advisory services by AEC Southern UK, due to the restricted flow of foreign exchange, the ongoing optimization of the training model to enhance our business, as well as the expiration of the service agreements with the two clients of AEC Southern UK.

•	Our gross margin was approximately 28% for the three months ended September 30, 2018, as compared to approximately 25% for the same period in 2017.

Operating Expenses

•	Total operating expenses increased by $1,375,223 or 98% as compared to the three months ended September 30, 2017. The increase was attributed to higher general and administrative (G&A) expenses from uncollectible accounts receivable, payroll expense, and compensation expense.

Income Tax Expense

•	Income tax expense of $288,375 for the three months ended September 30, 2018 represents the net effect of tax payable reversal and net loss for the period for the period.

Net Loss

•	Net loss of $2,515,808 for the three months ended September 30, 2018 was due to the decrease in revenue due to AEC Southern’s suspension of operation and increased operating expense from AEC New York, and high expenses of AEC Southern from uncollectible accounts receivable.

Nine Months Ended September 30, 2018 as Compared to Nine Months Ended September 30, 2017

	For the Nine Months ended September 30,
	2018	2017	Variance	%
Key revenue streams:
Corporate Training & Advisory Services	$1,465	$15,007,337	$(15,005,872)	(100)%
Placement Advisory Services	515,701	677,640	(161,939)	(24)
Career Advisory Services	1,074,325	2,438,035	(1,363,710)	(56)
Student & Family Advisory	3,410,620	2,256,130	1,154,490	51
Total revenues	$5,002,111	$20,379,142	$(15,377,031)	(75)%
Gross Profit	$1,624,350	$6,708,213	$(5,083,863)	(76)%
Gross Margin	32%	33%

Revenue

•	Total revenues for the nine months ended September 30, 2018 were $5,002,111, representing a decrease of $15,377,031, or 75% from $20,379,142 for the same period in 2017. The decrease was attributed mainly to revenues from our corporate training and advisory services delivered by AEC Southern UK. Majority of total revenues for the nine months ended September 30, 2018 were generated by the operations of AEC New York.

•	The decline in revenues from our corporate training & advisory services was primarily due to the restrictions over inbound and outbound capital flow into and out of the PRC, and the rising costs of doing business in the PRC. Additionally, one of the agreements with one of the two clients of AEC Southern UK expired, resulting in less revenue. As a result, AEC Southern UK has experienced higher operating expense and higher cost of providing training services payable to third parties, non-collectable accounts receivable and high net loss. Currently, AEC Southern UK is still seeking solutions, such as adapting its corporate training services to be delivered via an online platform and planning to expand its corporate training offerings from the food industry to general management advisory services that may appeal to a wider range of businesses. AEC Southern UK is also open to restructuring its business model if needed and accelerating mergers and acquisitions.

•	Our revenues from placement advisory services normally fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues from our placement advisory services decreased by $161,939, or approximately 24% from $677,640 for the same period in 2017. The decrease in our placement advisory services was due to the allocation of resources to elite college advisory services. Revenues for our career advisory services decreased by $1,363,710, or 56% from $2,438,035 for the same period in 2017, primarily due to decreased services requests. Revenues from student & family advisory services increased by $1,154,490 from $2,256,130 for the same period in 2017, mainly due to timing of services being requested.

•	The recent sharp fall in the value of China’s currency and the restrictive U.S. Policy on international students is increasingly driving Chinese students to change target schools in other countries and choose to return home after graduation, rather than staying in the US. Hence, we are expanding our current local services, concentrating on new services promotion and accelerating mergers and acquisitions.

Gross Profit & Gross Margin

•	Our gross profit for the nine months ended September 30, 2018 was $1,624,350, representing a decrease of $5,083,863, or 76% from $6,708,213 for the nine months ended September 30, 2017. The decrease was attributed mainly to the delivery of corporate training and advisory services from AEC Southern UK. The service delivery was temporarily suspended due to the restricted flow of foreign exchange, the ongoing optimization of the training model to enhance our business, as well as the expiration of a service agreement with one of the two clients of AEC Southern UK.

•	Our gross margin was approximately 32% for the nine months ended September 30, 2018, as compared to approximately 33% for the same period in 2017.

Operating Expenses

•	Total operating expenses increased by $2,404,855 or 46%, as compared to the nine months ended September 30, 2017. The increase was attributed to higher general and administrative (G&A) expenses from uncollectible accounts receivable, payroll expense, and compensation fee.

Income Tax Expense

•	Income tax expense of $0 for the nine months ended September 30, 2018 represent the net effect of tax payable reversal and net loss for the period.

Net Loss

•	Net loss of $5,950,479 for the nine months ended September 30, 2018 was due to the decrease in revenue and higher operating expense.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2018, we had cash of $1,787,564, a decrease of $933,421 from $2,720,985 as of December 31, 2017. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Nine Months ended September 30,
	2018	2017	Variance	%
Net cash used in operating activities	$(914,084)	$(685,087)	$(228,997)	33%
Effect of exchange rates changes on cash	(19,337)	4,603	(23,940)	520
Net change in cash	$(933,421)	$(680,484)	$(252,937)	37%

Cash Flow from Operating Activities

•	Net cash used in operating activities for the nine months ended September 30, 2018 was $914,084, increased by $228,997, or 33% for the nine months ended September 30, 2017. The increase in net cash used in operations in 2018 was primarily attributable to the combination of the following: increased prepaid expense and revenue decreased from AEC SN.

Cash Flow from Investing Activities

•	We had no cash flow from investing activities during nine months ended September 30, 2018 and 2017.

Cash Flow in Financing Activities

•	We had no cash flow from financing activities during the nine months ended September 30, 2018 and 2017.

Working Capital

The following table sets forth our working capital.

	September 30,	December 31,
	2018	2017	Variance	%

Total current assets	$5,601,673	$9,510,288	$(3,908,615)	(41)
Total current liabilities	5,850,329	4,880,592	969,737	20
Working capital	$(248,656)	$4,629,696	$(4,878,352)	(105)%
Current ratio	0.96	1.95

•	As of September 30, 2018, we had working capital deficit of $248,656, a decrease of $4,878,352 from a working capital surplus of $4,629,696 as of December 31, 2017. The decrease in working capital surplus was attributable mainly to uncollectible accounts receivable from AEC Southern UK.

•	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. We believe we have adequate working capital to fund future growth activities.

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

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no subsequent event or transactions have occurred that required recognition or disclosure in our consolidated financial statements except for the following.

On October 23, 2018, AEC Nevada incorporated a company, AEC Management Ltd. in the British Virgin Islands, pursuant to the laws of British Virgin Islands (“AEC BVI”). AEC BVI is a wholly owned subsidiary of AEC Nevada, and as of the date of this report, does not have significant business activities.

On July 23, 2018, the company entered into a Consulting Agreement (“Consulting Agreement”) with Leisure Time Holdings Limited (“Leisure Time”). Pursuant to the Consulting Agreement, the Company agreed to issue in the aggregate, 30,000 fully paid up shares (the “Shares”) of common stock of the Company (the “Common Stock”), including 10,000 shares of Common Stock issuable upon Effective Date, and 5,000 shares of Common Stock per installment for four monthly installments, and an additional fee equal to 10% of the value of any transactions introduced to the Company by Leisure Time payable in cash or shares as remuneration for the Services. The Company issued 15,000 shares to Leisure Time on November 13, 2018. No services were provided during the three months ending in September 30, 2018.

On November 6, 2018, the Company’s Board of Directors, with the written consent of the holders of a majority of the shares of Common Stock and Preferred Stock issued and outstanding, voting together as a single class, approved an increase of the number of shares of the authorized Common Stock from 180,000,000 to 450,000,000 and Preferred Stock from 20,000,000 to 50,000,000, effective as of November 6, 2018,. The par value of Common Stock remains $0.001 per share and the par value of Preferred Stock remains $0.001 per share.

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

During the three months ended September 30, 2018, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO has concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of September 30, 2018. We have identified the following weaknesses and deficiencies in disclosure control and procedures.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except for the following, there have been no other unregistered sale of equity securities during the quarter ended September 30, 2018.

In July and August 2018, the Company issued an aggregate of 449,900 shares of the Company’s common stock to 18 individuals who are either employees of the Company pursuant to employment agreements or have been service providers to the Company, for employment-based compensation or service provided pursuant to service agreements.

On July 23, 2018, the Company entered into a Consulting Agreement (“Consulting Agreement”) with Leisure Time Holdings Limited (“Leisure Time”). Pursuant to the Consulting Agreement, the Company agreed to issue in the aggregate, 30,000 fully paid up shares (the “Shares”) of the Company’s common stock, including 10,000 shares of common stock issuable immediately (the “Initial Shares”), and 5,000 shares of common stock per installment for four monthly installments, and an additional fee equal to 10% of the value of any transactions introduced to the Company by Leisure Time payable in cash or shares as remuneration for the services that Leisure Time may provide to the Company pursuant to the Consulting Agreement. The Company issued 15,000 shares to Leisure Time on November 13, 2018 for the Initial Shares and the first monthly installment. Leisure Times provided no services during the three months ended in September 30, 2018.

All of the securities referenced above were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation dated May 6, 2014 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.1, filed with the Securities and Exchange Commission on December 18, 2014)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)
10.1	Implementation Agreement by and between American Education Center, Inc. and New Oriental Education & Tech Group GuangZhou Branch (incorporated by reference to Amendment No.2 to our Form S-1 Registration Statement, Exhibit 10.3, filed with the Securities and Exchange Commission on May 7, 2015)
10.2	Loan Agreement by and between American Education Center, Inc. and Hilary Merchant Inc. (incorporated by reference to Form 10-Q, Exhibit 10.1, filed with the Securities and Exchange Commission on September 29, 2015)
10.3	Agreement of Lease by and between American Education Center, Inc. and Fieldstone Capital Inc. (incorporated by reference to our Form 10-Q, Exhibit 10.2, filed with the Securities and Exchange Commission on September 29, 2015)
10.4	Service Agreement by and between American Education Center, Inc. and AEC Southern (Shenzhen) Management Co., Ltd. (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on January 6, 2017)
10.5	Employment Agreement by and between American Education Center, Inc. and Max Pu Chen (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on August 30, 2017)
10.6	Employment Agreement by and between American Education Center, Inc. and Anthony S. Chan (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on October 2, 2017)
10.7	License Agreement by and between American Education Center, Inc. and Max P. Chen (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on October 23, 2017)
10.8	Strategic Partnership Agreement by and between American Education Center, Inc. and Oxbridge International Education Group (incorporated by reference to Form 8-K, Exhibit 99.2, filed with the Securities and Exchange Commission on December 5, 2017)
10.9	Business Purchase Agreement by and between American Education Center, Inc. and FIFPAC, Inc. (incorporate by reference to our Form 8-K (filed No. 333-201029) filed with the Securities and Exchange Commission on July 12, 2018)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	Termination Notice to the Implementation Agreement (incorporated by reference to Amendment No.2 to our Form S-1 Registration Statement, Exhibit 10.5, filed with the Securities and Exchange Commission on May 7 ,2015)
99.2	Non-binding Letter of Intent by and between American Education Center, Inc. and AmeriChina Group (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on May 9, 2018)
99.3	Letter of Intent by and between American Education Center, Inc. and Shanghai Education Service Park (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on May 15, 2018)
99.4	Non-binding Letter of Intent by and between American Education Center, Inc. and Shanghai Open University (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on July 27, 2018)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 19, 2018

AMERICAN EDUCATION CENTER INC.

By:	/s/ Max P. Chen
Max P. Chen
President, Sole Director, Chief Executive Officer, interim Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

