Form 10-K
period 2018-12-31
AMERICAN EDUCATION CENTER, INC.
filed 2019-04-16
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2018 (the last business day of the Registrant’s most recently completed fiscal year) was $19,848,000.00.

As of April 15, 2019, the registrant had 56,597,113 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Throughout this Annual Report on Form 10-K, the “Company”, “we,” “us,” and “our,” refer to (i) American Education Center, Inc., a Nevada corporation (“AEC Nevada”); (ii) American Education Center, Inc., a New York corporation (“AEC New York”); and (iii) AEC Southern Management Co., Ltd, a company formed pursuant to the laws of England and Wales (“AEC Southern UK”) and the subsidiaries of AEC Southern UK unless otherwise indicated or the context otherwise requires.

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

Forward-looking statements, which involve assumptions and describe our plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements because of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part II, Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Annual Report on Form 10-K.

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

PART I.

ITEM 1. Business

Overview

American Education Center Inc. was incorporated in Nevada (“AEC Nevada”) in May 2014 as a holding company, and operates through its wholly owned subsidiaries, American Education Center, Inc., incorporated in the State of New York in 1999 (“AEC New York”), AEC Management Ltd., incorporated in the British Virgin Islands on October 23, 2018 (“AEC BVI”) and AEC Southern Management Co., Ltd., a company formed pursuant to the laws of England and Wales (“AEC Southern UK”) and the subsidiaries of AEC Southern UK.

AEC New York was approved and licensed by the Education Department of the State of New York in 1999 to engage in education consulting service between the U.S. and China. For approximately 20 years, AEC New York has devoted itself to international education exchange between China and the U.S., by providing education and career enrichment opportunities for students, teachers, and educational institutions from both countries.

AEC Southern UK has historically provided corporate training and executive services, specifically, targeted and tailored executive training services to industrial clients in the food-related industries until its corporate training and executive services program operation was temporarily suspended in late October 2018 following the expiration of its two service contracts with clients in late December 2017 and late October 2018, respectively. AEC Southern UK, through AEC Southern Shenzhen, in fiscal year ended December 31, 2018, delivered customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. through referred by AEC New York.

AEC Nevada acquired AEC Southern UK and its subsidiaries in 2016 pursuant to the Share Exchange Agreement (as defined below). AEC Southern UK holds 100% of the equity interests in AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) incorporated on December 29, 2015, with a registered capital of HK$10,000. AEC Southern UK owns 100% of the equity interests in Qianhai Meijiao Education Consulting Management Co., Ltd., a foreign wholly owned subsidiary incorporated pursuant to the People’s Republic of China (the “PRC”) laws (“AEC Southern Shenzhen”) on March 29, 2016, with a registered capital of RMB5,000,000. AEC Nevada, AEC New York, AEC Southern UK and its subsidiaries are referred to as the “Company” hereinafter. AEC Southern UK, via its operating entity in the PRC, AEC Southern Shenzhen, serves as a local platform for expanding the Company’s business in mainland China. Shenzhen, in the province of Guangdong, is designated by the PRC as a Special Economic Zone (“SEZ”) City. SEZs are granted a more free-market oriented economic and regulatory environment, with business and tax policies designed to attract foreign investment and technology.

Our mission is to become a leading provider for international education services, and providing total solutions for technology in education field, as well as providing corporation advisory management services.

Currently, we provide five types of consulting services:

•	Placement Advisory Services;
•	Career Advisory Services;
•	Student & Family Advisory Services; and
•	Other Advisory Services.

Services to our clients are provided through the Company’s principal executive office in New York, NY, and AEC Southern Shenzhen’s office in Shenzhen, China. For marketing, we engage local agents in Shenzhen in Guangdong province, Nanjing in Jiangsu Province, Chengdu in Sichuan Province, and Shanghai in China to promote our services to potential clients, and we plan to engage more agents in China in the future.

Leveraging our knowledge of the educational system and environment in the U.S. and our understanding of the market demand for education services in the PRC and its changing business economy, we specialize in the delivery of customized high school and college placement advisory services as well as career advisory services to Chinese students wishing to study and gain post-graduate work experience in the U.S. Our advisory services are specifically designed to address the educational needs of the rising middle-class families in China. The demand for our advisory services is primarily the result of China’s decades-long one-child policy, society’s focus and emphasis on children’s education, and families’ desire to gain access to U.S. colleges and universities as well as work experience in the U.S.

Additionally, recognizing the needs for enterprise training in China, from October 2016 to late 2018, we have also delivered customized corporate training and advisory services to customers in China in the food industry to help them meet the related regulatory standards. The demand for such corporate training and advisory services in China has escalated in recent years and is driven mainly by China’s growing economy and desire to improve its competitiveness by meeting or setting international standards.

Our total revenues for the fiscal years ended December 31, 2018 and 2017, were $7,012,439 and $25,798,115, respectively. For the fiscal year ended December 31, 2018, revenues from student advisory services in the U.S., all delivered by AEC New York, accounted for approximately 98.9% as we had no operating activities from our AEC Southern UK operation. Our strategy is to continue to strengthen our market position in the U.S. market by expanding our student advisory services in the U.S., for which we have formulated, and are in the process of implementing and rolling out, in multi-media marketing strategies and via multi-stage growth plans. For detailed information on marketing strategies and growth plans targeting to grow our education advisory services in the U.S., refer to “Item 1. Business—Our Marketing Strategies” and “Item 1. Business—Our Growth Strategies.”

Share Exchange with AEC Southern Management Co. Ltd

On November 8, 2016, AEC Nevada, AEC Southern UK, Ye Tian (“Tian”), Rongxia Wang (“Wang”) (Tian and Wang, collectively, were the owners of record of 100% equity interest of AEC Southern UK), and Yangying Zou (“Zou”) entered into a share exchange agreement (the “Share Exchange Agreement”) whereby AEC Nevada acquired AEC Southern UK as a 100% subsidiary, for a consideration of 1,500,000 shares of its common stock, par value $0.001 per share (“Common Stock”). Additionally, AEC Nevada also agreed to appoint Zou to serve as the CEO of AEC Southern UK and agreed to issue to Zou an aggregate of 1,500,000 shares of Common Stock at the closing (the “Share Exchange Closing Date”) of the Share Exchange Agreement. The transaction underlying the Share Exchange Agreement is referred hereinafter as the “Share Exchange Transaction.” On March 27, 2017, the parties to the Share Exchange Agreement agreed to amend the Share Exchange Agreement so that the Share Exchange Agreement would take effect on October 31, 2016, and amend the Share Exchange Closing Date to be on October 31, 2016. Pursuant to the Share Exchange Agreement, AEC Southern Shenzhen became an operating entity in the PRC of the Company.

Share Purchase Agreement with China Cultural Finance Holdings Company Limited

On October 30, 2017, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with China Cultural Finance Holdings Company Limited, a British Virgin Islands corporation (“CCFH”) pursuant to which the Company issued 500,000 shares (the “Shares”) of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at price of $4 per Share to CCFH, with the rights, privileges, and preferences set forth in the Certificate of Designation of Series A Convertible Preferred Stock, for the aggregate price of $2,000,000 (the “Purchase Price”). The transactions underlying the Share Purchase Agreement closed on the same day (the “Share Purchase Closing Date”).

Pursuant to the Share Purchase Agreement, the Company agreed to use its commercially reasonable efforts to apply to be listed on the NASDAQ Capital Market or such other national securities exchange as is reasonably acceptable to CCFH (the “National Exchanges”), so that the Common Stock will commence trading on one of the National Exchanges (the “Uplisting”) within 365 days after the Share Purchase Closing Date (the “Uplisting Deadline”). Pursuant to the Share Purchase Agreement, if the Company did not complete Uplisting on or before the Uplisting Deadline, CCFH had, within 30 days following the Uplisting Deadline, the right to request the Company to buy back any number of the Shares (the “Buy Back Shares”), for a payment of the Buy Back Shares times the Purchase Price Per Share and such interest payment at a rate of 5% per annum accruing from the Share Purchase Closing Date, subject to the terms and conditions of the Shares Purchase Agreement.

Business Purchase Agreement with FIFPAC, Inc.

On July 10, 2018 (the “Business Purchase Effective Date”), the Company entered into a Business Purchase Agreement (the “Business Purchase Agreement”) with FIFPAC Inc. (“FIFPAC”), a New Jersey corporation, the 100% owner of American Institute of Financial Intelligence LLC, a New Jersey limited liability company (“AIFI”).

Pursuant to the Business Purchase Agreement, the Company issued 100,000 shares of Common Stock to FIFPAC on July 10, 2018 (the “Issuance Date”), in exchange for a 51% equity ownership in AIFI.

Certificate of Amendment to Increase Authorized Stock

On November 6, 2018, the board of directors of the Company, with the written consent of the holders of a majority of the shares of the Company’s Common Stock issued and outstanding and the Company’s preferred stock issued and outstanding, voting together as a single class, authorized the Company to (i) increase the number of authorized shares of Common Stock from 180,000,000 to 450,000,000 and the number of authorized shares of preferred stock from 20,000,000 to 50,000,000 (the “Authorized Stock Increase”), and (ii) file a Certificate of Amendment with the Secretary of State of the State of Nevada to effect the Authorized Stock Increase.

On November 8, 2018, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect the Authorized Stock Increase, which became effective upon filing.

Designation of Series B Convertible Preferred Stock

On November 13, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation of Series B Convertible Preferred Stock (the “Certificate of Designation”), which became effective upon filing. The Certificate of Designation established and designated the Series B Convertible Preferred Stock (“Series B Preferred Stock”) and the rights, preferences, privileges, and limitations thereof, summarized in the following:

The Company designated 25,000,000 shares as Series B Preferred Stock out of the 50,000,000 unissued shares of preferred stock of the Company, par value $0.001 per share, with an original issue price of $0.1 per share. Series B Preferred Stock is senior in rights of payment, including dividend rights and liquidation preference, to the Company’s common stock but junior to Series A Preferred Stock with respect to liquidation preference.

Holders of shares of Series B Preferred Stock are entitled to vote with shareholders of the Company’s common stock, voting together as a single class, except on matters that require a separate vote of the holders of Series B Preferred Stock. In any such vote, each share of Series B Preferred Stock are entitled to 20 votes per share.

Each share of Series B Preferred Stock shall, upon the approval of the board of directors of the Company and without the payment of additional consideration by such holder thereof, be convertible into one fully paid and non-assessable share of the Company’s common stock at a conversion price of $1 per share.

Share Issuance Agreement and Exchange Agreement with China Cultural Finance Holdings Company Limited

On November 26, 2018, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with CCFH, whereby the Company agreed to issue a certain number of shares Common Stock to CCFH in exchange for an RMB5,000,000 investment in the Company’s subsidiary, AEC Shenzhen, a foreign wholly owned subsidiary incorporated pursuant to PRC laws. The transactions underlying the Share Issuance Agreement closed on the same day and 7,199,113 shares of Common Stock were issued to CCFH.

On November 26, 2018, the Company entered into an Exchange Agreement (the “CCFH Exchange Agreement”) with CCFH, whereby the Company agreed to issue 12,500,000 shares of Series B Preferred Stock, and 7,500,000 shares of Common Stock to CCFH in exchange for the 500,000 shares of Series A Preferred Stock already held by CCFH. The transactions underlying the CCFH Exchange Agreement closed on the same day and 12,500,000 shares of Series B Preferred Stock and 7,500,000 shares of Common Stock were issued to CCFH.

As a result of the Share Issuance Agreement and the CCFH Exchange Agreement, no shares of Series A Preferred were issued and outstanding as of November 26, 2018.

Manager Share Issuance Agreement with Max P. Chen

On November 26, 2018, the Company entered into a Manager Share Issuance Agreement (the “Manager Share Issuance Agreement”) with Mr. Max P. Chen, the Chief Executive Officer, President, and Chairman of the Board of the Company, whereby the Company agreed to reward Mr. Chen for his dedicated services to the Company by issuing 12,500,000 shares of Series B Preferred Stock to him. The 12,500,000 shares of Series B Preferred Stock were issued to Mr. Chen on November 26, 2018.

Corporate Structure

The corporate structure of the Company as of April 16, 2019 is illustrated as follows:

The address of our principal executive offices and corporate offices is 2 Wall Street, Fl. 8, New York, NY 10005. Our telephone number is (212) 825-0437.

Other Developments

On May 5, 2018, the Company entered into a non-binding letter of intent with AmeriChina Group (“AmeriChina”), a public relations and business consulting firm which assists American and Chinese businesses in establishing and expanding their brands for business development, to discuss the how AmeriChina would develop the Company’s brand awareness in both the U.S. and China.

On May 9, 2018, the Company entered into a letter of intent with Shanghai Education Service Park, a specialized education service park in Shanghai under the Shanghai Yangpu District Government and the Shanghai Municipal Education Commission, to implement the seven international certificate projects in China.

On July 2018, the Company entered in to a non-binding letter of intent with Shanghai Open University, a leading education group in China, for the implementation of four international certificate projects in China.

Our Business

Headquartered in New York with operations in the PRC, the Company, during fiscal year ended December 31, 2018 operated, and currently operates in two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education in the U.S. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC Southern Shenzhen delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S., through business referred by AEC New York.

Our Key Revenue Drivers

We have expanded our service platform to include advisory services for our student customers wishing to study and gain post-graduate work experiences in the U.S. Currently, our main advisory services include:

•	Placement Advisory Services;
•	Career Advisory Services;
•	Student & Family Advisory Services; and
•	Other Advisory Services.

Placement Advisory Services, Career Advisory Services, Student & Family Advisory Services and Other Advisory Services are provided by our subsidiary AEC New York and AEC Southern Shenzhen.

Placement Advisory Services

Our Placement Advisory Services include Language Training, Placement Advisory and Elite College Advisory services.

Since 1999, we have been delivering customized Language Training & Placement Advisory services to Chinese students. Our one-stop advisory service encompasses ESL training and assistance throughout the high school, college application, and admission process.

Our Language Training service is based on the existing ESL training platform which provides language training for standard test preparation and is designed to help improve student’s English listening, speaking, reading, and writing skills. Student customers will be able to take these training courses online when our ESL online training platform goes live in the second half of 2019.

Targeting the needs of Chinese families in obtaining admission to Ivy League and other prestigious universities in the U.S., our Elite College Advisory service is designed to assist qualified Chinese students in applying to prestigious colleges and universities in the U.S. Specifically, we arrange campus tours, assist our student customers with their university applications, provide tailored language training, offer guidance on interview and communication techniques, and follow up on their applications.

Once our student customers are admitted into their target universities, our Placement Advisory services further extend to academic and cultural related experiences including, among other things, providing assistance with applying for a second major or minor, transferring to a different university, housing accommodations, and applying for accelerated degrees. To help students optimize their on-campus experience and train their leadership and social skills, we also organize seminars and social events with our partner scholars and universities, non-profit and for-profit business organizations. Additionally, to help enrich their cultural experiences, we organize extracurricular and artistic activities including dance, music, painting, photography, and other performance events.

For college application, we have designed the Key School Admissions Program, giving student customers closely guided application consulting services to gain admission to top U.S. universities.

For on-campus academic counseling, we offer the Elite100 program that focuses on leadership and communication skills development for our student customers.

We provide placement services through both AEC New York and AEC Southern Shenzhen. AEC New York refers businesses to AEC Southern Shenzhen when clients in the PRC need local support.

Career Advisory Services

Our Career Advisory Services include our Internship Advisory program and our Start-up Advisory program.

Our Internship Advisory program focuses on student’s career development by helping them identify and secure suitable internship and part-time or full-time work opportunities that are appropriate for their educational background and experience level. Through this program, we strive to help students map and navigate their career path and counsel them on matters including academic improvement to career assistance. Through this program, our student customers are given opportunities to communicate with professionals in their field of study and to participate in real-world case studies.

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

Through our business partners, we assist the students’ families with purchasing real estate properties, organizing their personal financial management and investment needs, getting insurance and starting businesses. Our American Dream Program helps students’ families find investment projects in the U.S. We also advise corporate clients whose executives are moving to the U.S. for work. The scope of our services includes assistance with business consulting, relocation and other aspects of family support services.

Other Advisory Services

Through our Foreign Student Recruitment services, we assist universities in China to recruit students from the U.S. We customize this service based on our strategic relationship with college and universities in the U.S. and the specific recruitment goals of these universities in China. The demand for our recruitment services is driven mainly by the lack of an established channel to attract students from the U.S. and the needs by the Chinese universities to expand and diversify their student body.

Our Foreign Educator Placement services are designed to meet the increasing demand for experienced educators and teachers from the U.S. to teach in China. Such demand covers the need to recruit qualified US educators from Pre K-12 to teach in China.

Our Competitive Advantage

Our strength comes mainly from our understanding of the Chinese education and education-related service markets and our ability in not only anticipating areas with great market demand but also delivering quality, customized services on a consistent basis. We have a scalable business platform that is conducive to growth in earnings and profitability; and have a business model that we believe adapts well to changing market conditions. We believe that the following competitive strengths enhance our position in the markets that we are currently competing in:

•	Experienced Management. Our management team is comprised of industry experts with extensive experience in the education service industry, knowledge of the education system in the U.S. and a deep understanding of the Chinese market as well as finance executives who specializes in mergers and acquisitions, business reorganization, internal controls and risk management. We have established a corporate culture that is based on integrity, built compliance into risk management, integrated structure and discipline into our operating management and financial reporting processes, and made it a priority to deliver quality, customized services without compromising our ability to generate sustainable operating profits.

•	Proven Business Model. Our business model is to target those service areas that are driven by significant market demand and have potential for sustainable growth in the long run. We take a measured approach in growing our business and have been effective in anticipating market needs as we expand our customer base from students to corporate clients that need corporate training. As a total solutions education advisory services provider, we have been successful in meeting the market demand for quality education and career development in the U.S.

•	Scalable Business Platform. As an emerging business in the education service business, we believe we have the structure and discipline to control our operating expenses and overhead as we grow our business and strive to improve our operating profits. By keeping a relatively low headcount and optimizing the use of outsourced industry experts, we believe we have been effective in delivering quality services while maintaining healthy operating margins.

•	Customized Service Approach. Our success is built on our reputation in delivering consistent, reliable, quality, and customized advisory services. Our approach is result oriented and we customize our service based on the specific needs of our student and corporate customers. Without compromising our objective of delivering consistent growth in earnings and profitability, we take pride in the delivery of tailored advisory services to our student customers as well as customized corporate training for our customer’s corporate clients in China.

Our Growth Strategy

Our goal is to become a leading total solutions educational services provider for Chinese students wishing to study and gain work experiences in the U.S. Our business development plan includes, among other things, the following strategic initiatives:

•	Expand organically within existing markets and into new markets. To carry out our vision of strengthening our market position in the U.S., we are implementing a combination of on- and off-line marketing approaches to expand our student-customer base in markets we currently serve. Such approaches include the recently launched Membership Program that is designed to maximize the power of personal and commission-based referral of our services to other potential customers; and the AEC Help mobile application, a social network platform that is intended to bring students together under one roof, offering them alternative solutions to issues frequently encountered by foreign students in the U.S.

•	Our Membership Program allows third-party agents and education service providers, either individuals or entities, to sign up as members. Benefits to becoming our members include access to all programs pursuant to our student advisory services currently provided by AEC New York. Our members typically have access to clients with needs that can be met by programs provided by AEC New York. After paying a one-time, non-refundable fee of $50,000 to become a member, members can seamlessly integrate our services with their service offerings by outsourcing the specific services to us. We believe the Membership Program will allow us to broaden the reach of our brand and services without establishing additional offices in China and in the U.S.

•	Our AEC Help mobile application was developed in-house and is operated by AEC New York. It is an iOS app that users can download for free from the Apple AppStore. Users are international students who are in the U.S. or seek to study in the U.S. The app provides various academic and non-academic resources compiled by us to assist users for studying and living in the U.S. Resources available through the AEC Help app include academic resources where users can filter and search for universities based on the user’s own test scores and preferences, and non-academic resources such as unit conversions, maps, real-time exchange rates, student events, etc. Where the online resources cannot provide sufficient assistance to our users, they are able to reach a member of our staff who will connect the user with a third-party service provide directly. We believe this social media network, AEC Help, will allow us to broaden our reach to potential student customers.

To grow organically, we plan to expand our service offerings to existing student customers, as well as deepening our strategic relationships with top universities, top companies, and top recruitment agencies, to aggregate our resources to collectively deliver customized career advisory services. We intend to launch the Other Recruitment & Placement Services in 2019 which include our Foreign Student Recruitment services and Foreign Educator Placement services.

•	Through our Foreign Student Recruitment services, we will assist universities in China to recruit foreign students from the U.S. and other countries. We customize this service based on our relationship with universities in China and their specific recruitment goals. We believe the demand for our recruitment services is driven mainly by the lack of an established channel to attract students from the U.S. and the needs to expand and diversify the university’s student body.

•	Our Foreign Educator Placement services are designed to meet the increasing demand for experienced educators from the U.S. to teach in China. Based on our understanding of the market demand, we believe there is a significant service opportunity for us to recruit qualified U.S. educators from PreK-12 to college to teach in China.

•	Technology Platforms. We believe that our future success also depends, in part, on our ability to vertically integrate training courses and content delivery, specifically, complementing and integrating off-line, in person delivery with off-the-shelf, online delivery of training modules, which will increase the scalability of our operation. We are in the process of completing the development of an online ESL/language training platform for our student customers as well as an online training platform for our customer’s corporate clients in China which, when completed and launched, will allow participants to access our training courses on demand and on a 24/7 basis. Leveraging these two newly developed online training platforms, we believe we could realize significant growth in our revenues from language training as well as corporate training.

•	Mergers and Acquisitions. We plan to grow our training and advisory business through acquisitions and intend to replicate our success by identifying potential merger and acquisition targets, especially training institutions that are successful in their respective fields or industries, to efficiently and rapidly broaden our service offering. In addition, we are performing market research to identify suitable new markets and suitable targets in the education and training industry that are potentially profitable such as trade skills training, and personal development.

Our Management Team

We believe we have a strong and experienced management team including our founder, chief executive officer, interim chief financial officer, and chairman, Mr. Max P. Chen, a pioneer and leader in the education service industry; Mr. Qi Wu, Chairman and CEO of AEC Southern UK, a recognized expert with extensive business relationship in the PRC food industry; Ms. Congying Fang, the director, president, and chief executive officer of AEC BVI; and Ms. Weihua Zhu, the chief operating officer of AEC New York with over a decade of experience in education advisory services. Our team as a whole has many years of public and private company experience, industry and professional experience and a significant network of business contacts in the industry, and extensive experience in SEC reporting, compliance and risk management, business reorganization, and mergers and acquisitions.

Our Industry and Market Opportunities

The demand for global education is growing rapidly in China, and the U.S. remains the top choice for Chinese students wishing to study abroad. According to one article published by the PRC’s Ministry of Education in March 2018, approximately 5.19 million Chinese students had studied in foreign countries in the past 40 years since 1978.

Source: Open Doors, IIE. Leading Places of Origin: Previous Years. Retrieved from https://www.iie.org/Research-and-Insights/Open-Doors/Data/International-Students/Places-of-Origin/Leading-Places-of-Origin

The number of Chinese students entering the U.S. to study grew sharply in 2006, when Congress loosened restrictions on student visas from China for the first time since 2001. Accordingly, there is a large and growing number of Chinese students in the U.S. seeking a broad range of acclimation support and services, including education consulting services. We strive to become a bridge for these students with our service offerings.

According to Project Atlas, a collaborative global research initiative led by the Institute of International Education, in the academic year 2017/2018, the total number international students studying in the U.S. (in both public and private institutions) was 1,134,739, of which 374,464, or 33%, were Chinese nationals. For the academic year 2016/2017, the comparable figures were 1,078,822 international students in the U.S., of whom 32.5% or 350,755 were Chinese. This growth trend has been in place for several years. However, with the current political environment in Washington, DC regarding visas, it is not known whether it will continue in the future.

Our Competition

The education service and consulting business targeting both PRC citizens abroad and PRC residents is rapidly evolving, highly fragmented and competitive, and we expect competition in this sector to persist and intensify. For services provided by AEC New York, we primarily serve Chinese student customers and their families in the U.S. For services provided by AEC Southern UK, our corporate clients are primarily located in China.

Our advisory services for student customers face competition from New Oriental Education & Technology Group Inc., a market leader in the market of advisory services for student customers that we operate in.

Our Marketing Strategies

We believe prospective student customers are attracted to our advisory services due to our excellent brand name, personalized service model, and the quality of our services. Historically, as a small business, we rely extensively on our strategic partners and word-of-mouth referrals in growing our student customers, and employ the following marketing and recruiting methods to attract new student customers:

Commission-based referrals. To enhance the effectiveness of the referral process, we pay a commission that ranges from 10% to 20% for successful referrals. Our placement advisory and career advisory services have benefited from, and are expected to continue to benefit from, commission-based referrals by our current and former student customers.

Sponsorships. We are a proud sponsor of several Chinese Student Associations in various higher education institutions in the Greater New York Area. We regularly promote our services to members and students of the various Chinese Student Associations and are regularly present at events held by such Associations.

Marketing materials. We plan to publish a “Chinese Visitors Guide Book.” It is planned to be a travel book with plug-in advertisements for the Company, which will assist Chinese visitors to the U.S. and simultaneously promote our services. We will also advertise in e-magazines, prepare and distribute brochures and present at exhibitions as part of our marketing strategy.

Social media marketing. We maintain our own WeChat official account that offers information on education and life abroad. In addition, we work with other WeChat official accounts with significant followings to publish information on AEC services. After every offline event, our employees will create chat groups with all event attendants to facilitate direct communication and follow up.

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

Our Customers

We currently serve the following customers, Chinese students wishing to study and/or gain work experience in the U.S.

Our target student customers include high school students who want to apply for U.S. colleges, college students who need academic counseling and future career consulting, and graduates who need professional development. Our target customers also include students’ families. The cost of studying abroad is high, therefore international students usually come from middle class or high-net-worth families.

New Acquisition

AIFI was incorporated in 2016. We intend to provide, through AIFI, financial education and services through its training and certification programs with the goal in building a financial education information ecosystem to cultivate people’s sound financial judgement and decision-making abilities. The AIFI programs are intended to provide extensive and important financial literacy knowledge and relevant services to the financial services industry, non-profit organizations and schools. Specific target audiences include but are not limited to industry professionals, financial literacy educators, lending industry customers, college students, and K-12 students. In the fiscal year ended December 31, 2018, we did not generate any revenue from AIFI.

Our Regulatory Environment

Regulation of the Education Industry in the U.S.

Government authorities in the U.S., at the Federal, state and local level, extensively regulate education and exchange student programs. Such regulations include, among other things, the regulations, and policies of the United States Department of Education. Unlike the systems of most other countries, however, the education system in the U.S. is highly decentralized, and the Federal government and Department of Education are not heavily involved in determining curricula or educational standards. The establishment and grading of such standards have been left to state and local school districts.

The Education Department of the State of New York in 1999 consented for AEC New York to incorporate pursuant to §216 of New York Education Law Relating to Education Corporations, and Section 104 of the New York Business Corporation Law, and consented in 2003 for AEC New York to amend its certificate of incorporation to include education consulting service as its business purpose, pursuant to §216 of New York Education Law Relating to Education Corporations, and Section 104(e) of the New York Business Corporation Law.

A more formalized regulation is the requirement that a citizen of a foreign country who wishes to enter the U.S. must first obtain a visa, either a nonimmigrant visa for temporary stay, or an immigrant visa for permanent residence. Foreign students must have a student visa to study in the U.S. Visas generally require an application and an interview.

In addition to the regulatory approval requirements described above, we are or will be, directly or indirectly, subject to extensive regulation of the educational industry by the Federal and state governments and the governments’ of foreign countries in which our services are provided.

Regulation of the Education Industry in China

The principal laws and regulations governing private education in China consist of the Education Law of the PRC, the Law for Promoting Private Education (2003), the Implementation Rules for the Law for Promoting Private Education (2004), and Law for Promoting Private Education (2016).

Under these regulations, “private schools” are defined as schools established by non-governmental organizations or individuals using non-government funds. Private schools providing academic qualifications education, kindergarten education, education for self-study examination, and other education shall be subject to approval by the education authorities at or above the county level, while private schools engaging in occupational qualification training and occupational skill training shall be subject to approvals from the authorities in charge of labor and social welfare at or above the county level.

Since our operations in the PRC are either delivered through our AEC New York office for education consulting services, placement services, and family support services, or through our AEC Southern UK operation for corporate training, we believe we are not involved in providing services relating to the fundamental education systems of the PRC, which include a school system of pre-school education, primary education, secondary education, and higher education, a system of nine-year compulsory education and a system of education certificates. Therefore, we believe our operations in the PRC are not subject to the PRC Private Education Laws. If our operations are found to be subject to, and/or in violation of any of these laws, regulations, rules, or policies or any other law or governmental regulation to which we or our customers are or will be subject, or if interpretations of the foregoing changes, we and our PRC subsidiaries may be subject to civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions.

Foreign Investment in Educational Service Industry

The Ministry of Commerce of the PRC, or MOFCOM, and the National Development and Reform Commission, or NDRC, promulgated the Catalogue of Industries for Guiding Foreign Investment, or the “Catalogue,” as amended on March 10, 2015, which came into effect on April 10, 2015, and as further amended on June 28, 2017, and came into effect on July 28, 2017 (the “2017 Catalogue”). On June 28, 2018, the MOFCOM and NDRC promulgated the Special Measures for Foreign Investment Access (2018 version), or the “2018 Negative List,” terminating the 2017 Catalogue. According to the 2018 Negative List, any foreign investment in preschool education, senior high school education, and higher education has to take the form of a cooperative joint venture. Foreign investment is banned from compulsory education, which means grades one to nine. Foreign investment is allowed in after-school tutoring services and training services that do not grant certificates or diplomas. We do not believe we are subject to the aforementioned bans on foreign investment in educational service industries.

Employment Laws

We are subject to laws and regulations governing our relationship with our employees, including wage and hour requirements, working and safety conditions, social insurance, housing funds, and other welfare. These include local labor laws and regulations, which may require substantial resources for compliance.

China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract. The National Labor Contract Law has enhanced rights for the nation’s workers, including permitting open-ended labor contracts and severance payments. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary labor, and makes it harder for employers to lay off employees. It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed once or the employee has worked for the employer for a consecutive 10-year period.

As required under the Regulation of Insurance for Labor Injury implemented on January 1, 2004, and amended in 2010, the Provisional Measures for Maternity Insurance of Employees of Corporations implemented on January 1, 1995, the Decisions on the Establishment of a Unified Program for Old-Aged Pension Insurance of the State Council issued on July 16, 1997, the Decisions on the Establishment of the Medical Insurance Program for Urban Workers of the State Council promulgated on December 14, 1998, the Unemployment Insurance Measures promulgated on January 22, 1999, and the Social Insurance Law of the PRC implemented on July 1, 2011, employers are required to provide their employees in the PRC with welfare benefits covering pension insurance, unemployment insurance, maternity insurance, labor injury insurance and medical insurance. In accordance with the Regulations on the Management of Housing Fund which was promulgated by the State Council in 1999 and amended in 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employer and employee are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time. Except for housing funds, we are in compliance with payment of all other employment related insurance on behalf of our employees.

Taxation in the U.S.

We are subject to income taxes in the U.S., and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

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

In addition, we may be subject to audits of our income and sales and other transaction taxes by U.S. federal and state authorities.

Taxation in the PRC

Pursuant to the Provisional Regulations on Value-Added Tax (“VAT”) of the PRC, or the “VAT Regulations,” which were promulgated by the State Council on December 13, 1993, and took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value Added Tax of the PRC, which were promulgated by the Ministry of Finance of the PRC, on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the PRC are taxpayers of value-added tax. The VAT rate is 16% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 10% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 6% for taxpayers selling services or intangible assets.

Regulations on Dividend Distribution in the U.S.

Our Board of Directors’ ability to declare a dividend is subject to restrictions imposed by Nevada corporate law. Nevada corporate law provides that no distribution (including dividends on, or redemption or repurchases of, shares of capital stock) may be made if, after giving effect to such distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business, or, (ii) except as otherwise specifically permitted by the articles of incorporation, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of a dissolution to satisfy the preferential rights of preferred stockholders. Directors may consider financial statements prepared on the basis of accounting practices that are reasonable in the circumstances, a fair valuation, including but not limited to unrealized appreciation and depreciation, and any other method that is reasonable in the circumstances.

Regulations on Dividend Distribution in the PRC

The principal regulations governing dividend distributions by wholly foreign owned enterprises and Sino-foreign equity joint ventures include:

•	The Wholly Foreign Owned Enterprise Law (1986), as amended;

•	The Wholly Foreign Owned Enterprise Law Implementing Rules (1990), as amended;

•	the Sino-foreign Equity Joint Venture Enterprise Law (1979), as amended; and

•	the Sino-foreign Equity Joint Venture Enterprise Law Implementing Rules (1983), as amended.

Under these regulations, wholly foreign owned enterprises and Sino-foreign equity joint ventures in China may pay dividends only out of their retained earnings, if any, determined in accordance with PRC accounting standards and regulations. Additionally, a wholly foreign-owned enterprise is required, as other enterprises subject to PRC laws, to set aside at least 10% of its after-tax profits each year, if any, to fund statutory reserve funds until the cumulative amount of such funds reaches 50% of its registered capital. For our PRC subsidiary that has achieved profit under the PRC accounting standards, it has set aside at least 10% of its after-tax profits to meet the statutory reserve requirements. A wholly foreign-owned enterprise may, at its discretion, allocate a portion of its after-tax profits calculated based on the PRC accounting standards to staff welfare and bonus funds. Our subsidiary has not set aside its after-tax profits, if any, to fund these discretionary staff welfare and bonus funds. We have not implemented any policy or plan for our PRC subsidiaries to maintain discretionary staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. These requirements apply to AEC Southern Shenzhen.

M&A Rules and Overseas Listings

On August 8, 2006, six PRC regulatory agencies, namely, the MOFCOM, the State Assets Supervision and Administration Commission, the State Administration of Taxation, State Administration for Industry & Commerce, or SAIC, China Securities Regulatory Commission, or CSRC, and the State Administration of Foreign Exchange, jointly adopted the Provisions Regarding Mergers and Acquisitions of Domestic Projects by Foreign Investors, or the M&A Rules, which became effective on September 8, 2006. This M&A Rules purport to require, among other things, offshore special purpose vehicles formed for the purpose of acquiring PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange. While the application of the M&A Rules remains unclear, we believe, based on the advice of our PRC counsel, that CSRC approval was not required in the context of our initial public offering as we are not a special purpose vehicle formed for the purpose of acquiring domestic companies that are controlled by our PRC individual shareholders, as we acquired contractual control rather than equity interests in our domestic affiliated entities. However, we cannot assure you that the relevant PRC government agency, including the CSRC, would reach the same conclusion as our PRC counsel. If the CSRC or other PRC regulatory agency subsequently determines that we needed to obtain the CSRC’s approval for our initial public offering or if CSRC, we may face sanctions by the CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our initial public offering into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, and prospects, as well as the trading price of our Common Stock.

Properties/Facilities

Our principal executive office is located at 2 Wall Street, Floor 8, New York, NY 10005. Pursuant to the current lease agreement, the Company pays a monthly rent of $34,056; the lease expires on July 31, 2025

AEC Southern Shenzhen leases office space from an unrelated third party on a month to month basis with a monthly rental cost of RMB2,000 (approximately US$300). We are in the process of securing new locations. We do not anticipate the landlord to refuse extending our month-to-month lease.

We believe our facilities are sufficient for our business operations.

Employees

As of the filing date hereof, the Company has 27 full and part-time employees inclusive of outsourced consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Intellectual Property

We regard our trademarks, domain names, know-how, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and trade secret law and confidentiality and invention assignment with our employees and others to protect our proprietary rights. Our intellectual property includes two domain names, https://americaneducationcenter.org/and https://aec100.com.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our technology is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights or declaring their non-infringement of our intellectual property rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. Moreover, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

If we are not able to continue to attract students to enroll in our courses without a significant decrease in course fees, our revenues may decline, and we may not be able to maintain profitability.

The success of our business depends primarily on the number of students enrolled in our courses and the amount of course fees that our students are willing to pay. Therefore, our ability to continue to attract students to enroll in our courses without a significant decrease in course fees is critical to the continued success and growth of our business. This in turn will depend on several factors, including our ability to develop new programs and enhance existing programs to respond to changes in market trends and student demand, expand our geographic reach, manage our growth while maintaining the consistency of our service quality, effectively market our programs to a broader base of prospective students, develop and license additional high-quality educational content and respond to competitive pressures, as well as the ability of our partner colleges and institutions to maintain their faculties’ teaching quality. If we are unable to continue to attract students to enroll in our courses without a significant decrease in course fees, our revenues may decline and we may not be able to operate profitability.

Our business depends on our brand name “American Education Center.” Because we do not currently have any copyright or trademark protection for our company name or brand name, there is no guarantee that someone else will not encroach upon our intellectual property rights, which could negatively affect our business and results of operations.

We believe that market recognition of our name “American Education Center” has contributed significantly to the success of our business. We also believe that maintaining and enhancing the “American Education Center” brand is critical to maintaining our competitive advantage. We offer a diverse set of programs, services, and products to primary and middle school students, college students, and other adults throughout many provinces and cities in China. As we continue to grow in size, expand our programs, services, and product offerings, and extend our geographic reach, our ability to maintain and improve the quality and consistency of our services, products, and offerings may be more difficult to achieve. We currently have no copyright or trademark for our company name or brand name. We may seek such protection in the future; however, we currently have no plans to do so. Since we have no copyright protection, unauthorized persons may attempt to copy aspects of our business, including our web site design or functionality, products, or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their copyright, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could harm our business and results of operations.

A severe or prolonged slowdown in the global or Chinese economy could materially and adversely affect our business and our financial condition.

The rapid growth of the Chinese economy has slowed down since 2012 and such slowdown may continue. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have been concerns over unrest and terrorist threats in the Middle East, Europe and Africa, which have resulted in volatility in oil and other markets. There have also been concerns on the relationship among China and other Asian countries, which may result in or intensify potential conflicts in relation to territorial disputes. Economic conditions in China are sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in China. Any severe or prolonged slowdown in the global or Chinese economy may materially and adversely affect our business, results of operations and financial condition. In addition, continued turbulence in the international markets may adversely affect our ability to access capital markets to meet liquidity needs.

If we fail to successfully execute our growth strategies, our business and prospects may be materially and adversely affected.

Our growth strategies include but are not limited to expanding our service offerings to satisfy the needs of our student customers. Our ability in executing our growth strategies depends largely on our capability in developing and delivering quality, customized services on a consistent basis and in a cost-effective and timely manner, as well as maintaining and continuing to establish strategic relationships with other businesses and education institutions. If we fail to successfully execute our growth strategies, we may be unable to maintain and grow our business operation, and our profitability may be materially and adversely affected.

We face competition in the student advisory services markets, and if we fail to compete effectively, our profitability may be adversely affected.

The markets for language training, college placement, and career advisory are rather fragmented. With relatively low entry barriers, we face competition that focuses generally on price. The number of our student customers may decrease due to price competition. Some of our competitors have greater resources than we do. These competitors may be able to devote greater resources than us to the development, promotion, and marketing of their programs and services, and respond more quickly to changes in student needs, admissions standards, or new technologies. We cannot assure you that we will be able to compete successfully against current or future competitors. If we are unable to maintain our competitive position or otherwise respond to evolving competition effectively, our profitability may be adversely affected.

We may need additional capital for growth purposes. The availability of capital and the terms on which it will be available are uncertain.

We may need to raise funds to take advantage of growth or acquisition opportunities in the future. We currently have no arrangements or commitments for additional financings. If we cannot expand our operation or make acquisitions that we believe are necessary to maintain our competitive position, we may not be able to maintain a reasonable growth rate. If we raise additional capital by selling equity or equity-linked securities, these securities would dilute the ownership percentage of our existing stockholders. Also, these securities could also have rights, preferences, or privileges senior to those of our Common Stock. Similarly, if we raise additional capital by issuing debt securities, those securities may contain covenants that restrict us in terms of how we operate our business, which could also affect the value of our Common Stock. We may not be able to raise capital on reasonable terms or at all.

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

We receive a significant portion of our revenue in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our major customers (that individually accounted for more than 10% of our gross revenues) accounted for approximately 53.3% and 79.9% of our total revenue for the year ended December 31, 2018 and 2017. The loss of one or more of these major customers, a significant decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business, and reputation. While none of our major customers have failed to make payments to us when they are due, we cannot guarantee that we would not experience this in the future.

We may be unable to protect our intellectual property adequately or cost-effectively, which may cause us to lose market share or reduce our prices.

Our success depends in part on our brand identity and our ability to protect and preserve our proprietary rights. We cannot assure you that we will be able to prevent third parties from using our intellectual property rights and technology without our authorization. We own the intellectual property of our products, including our mobile app, the AEC Help and our online training platform, and protect our intellectual property, we rely on trade secrets, common law trademark rights, trademark registrations, copyright notices, copyright registrations, as well as confidentiality and work for hire, development, assignment and license agreements with our employees, consultants, third party developers, licensees, and customers. However, these measures afford only limited protection and may be flawed or inadequate. In addition, enforcing our intellectual property rights could be costly and time-consuming and could distract management’s attention from operating business matters.

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

We are constantly developing new programs and services to meet changes in student demand and respond to changes to admissions standards, market needs and trends and technological changes. While some of the programs and services that we develop will expand our current offerings and increase student customers, others may compete with or make irrelevant our existing offerings without increasing our total revenues from advisory services provided to student customers. For example, our online training courses may take away students from our existing in-person courses. If we are unable to expand our program and service offerings while increasing our total student customer base and profitability, our business and growth may be adversely affected.

Our business is subject to fluctuations caused by seasonality or other factors beyond our control, which may cause our operating results to fluctuate from quarter to quarter.

For our AEC New York operations, we have experienced, and expect to continue to experience, seasonal fluctuations in our revenues and results of operations, primarily due to quarterly changes in student customers resulting from admission seasons. Historically, we receive deposits for our services during the second and third quarters of our fiscal year that usually lead to increased revenues during the subsequent quarters. However, deposits are refundable and thus, if the student customer is not accepted to the college or university of his/her choice (normally in the third and fourth quarters of our fiscal year), our revenues during these quarters may be lower than those in previous quarters. In addition, because these deposits are refundable, revenue cannot be recognized until we successfully complete our services and our student customers receive admission letters. These fluctuations could result in volatility and adversely affect our operations from one quarter to the next. As our revenues grow, these seasonal fluctuations from AEC New York’s business operations may become more pronounced.

Our historical financial and operating results are not indicative of our future performance, and our financial and operating results are difficult to forecast.

Our financial and operating results to date are not necessarily indicative of future operating results. In addition to the fluctuations described above, our revenues, expenses, and operating results may vary from quarter to quarter and from year to year in response to a variety of other factors beyond our control, including, but not limited to:

•	general economic conditions;
•	perception of value and future opportunities for an international education as perceived by our Chinese customers;
•	changes in corporate training needs in China;
•	regulations or actions pertaining to the provision of corporate training and advisory services in China;
•	detrimental negative publicity about us, our competitors, or our industry;
•	changes in consumers’ demand for our services and programs; and
•	non-recurring charges incurred in connection with acquisitions or other extraordinary transactions or unexpected circumstances.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be indicative of our future performance, and therefore you should not rely on them to predict the future performance of our Company. In addition to the above factors, our past results may not be indicative of future performance because of new businesses developed or acquired by us.

Our business is difficult to evaluate in part because we have limited experience with respect to some of our newer services, programs, and offerings.

Historically, our core business has been the delivery of advisory services to Chinese student customers wishing to study in the U.S. in the areas of college admission, internship, and career development. In the fourth quarter of 2016, we expanded our business to include corporate training and advisory services with the acquisition of AEC Southern UK. We continue to develop ideas for new services to expand our business and client base and we launch new projects on a regular basis and are in the process of rolling out our online training services. Some of these new service offerings have not generated significant revenues to date, and we have, necessarily, less experience responding quickly to changes, competing successfully, and maintaining and expanding our brand in such new project areas. Consequently, there is limited operating history on which you can base your evaluation of the business and prospects of these relatively newer operations.

The continuing efforts of our senior management team and other key personnel are important to our success, and our business may be harmed if we lose their services.

The continuing services of our senior management team is very important to us. We particularly value the service of Mr. Max P. Chen—our founder, CEO, interim CFO, and Chairman—who has been with AEC New York since its inception in 1999. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily, and our business may be disrupted or suffer from their departure. Competition for experienced management personnel in the private education sector is intense, the pool of qualified candidates is limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose teachers, students, key professionals, and staff members.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our annual reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1.07 billion, if we issue more than $1,000,000,000 in non-convertible debt in a three year period, or if the market value of our Common Stock held by non-affiliates exceeds $700,000,000 as of any April 30 before that time, in which case we would no longer be an emerging growth company as of the following April 30. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

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

Risks Related To Doing Business in China

The PRC laws and regulations governing the Company’s business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations as well as in the PRC economic, political, and social conditions may have a material and adverse effect on the PRC economy and the education service industry in particular, and in turn the Company’s business.

There are substantial uncertainties regarding the interpretation and application of the PRC laws and regulations, including but not limited to the laws and regulations governing the Company’s business, or the enforcement and performance of the Company’s arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy, and criminal proceedings. The Company and any future subsidiaries are considered foreign persons or foreign funded enterprises under the PRC laws, and as a result, the Company is required to comply with the PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty.

The effectiveness of newly enacted laws, regulations, or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The Company cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the Company’s businesses.

Doing business in the PRC is subject to many uncertainties and changes in the political, economic, or social direction of the PRC could have an adverse effort on the Company’s operations.

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

The Company’s operations may be adversely affected by significant political, economic, and social uncertainties in the PRC. The differing cultures, business preferences, corruption, uncertain government regulations, tax systems, and currency regulations are risks that can impact the Company’s operations. Although the PRC government has been pursuing economic reform policies, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly attend, especially in the event of a change in leadership, social or political description or unforeseen circumstance, there is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent, effective or continue.

Regarding intermediate and consulting business activities relating to self-funded overseas studying, the Ministry of Education, or MOE, the Ministry of Public Security, and the SAIC jointly issued the Administrative Regulations on Intermediate Services for Overseas Studies with Private Funds and their Implementing Rules in 1999 and the Education Commission of Beijing and Beijing Administration for Industry and Commerce jointly issued the Beijing Measures of Supervisions and Recognition of Intermediate Services for Self-Funded Overseas Studies (Trial) in September 2015, which require that any intermediate service organization engaged in such services procure from the MOE the Recognition on the Intermediate Service Organization for Self-funded Overseas Studies. On January 12, 2017, the State Council promulgated the Decision of the State Council on the Third Installment of the Cancellation of the Administrative Licensing Matters Delegated to Local Governments, which, among other things, cancelled the Recognition on the Intermediate Service Organization for Self-funded Overseas Studies, which means that the requirement for intermediate service organizations to obtain Recognition on the Intermediate Service Organization for Self-funded Overseas Studies from the provincial government for their engaging in intermediate and consulting business activities relating to self-funded overseas studies is cancelled. This Decision provided that after the cancellation of such requirements, the MOE and the SAIC shall study and develop contract template for reference and strengthen their guidance, regulating and service to intermediate service organizations and that the relevant industrial association shall play their role in self-discipline.

We believe that we are not required to obtain the aforementioned license for our student advisory services because the services are primarily delivered in the U.S. For our corporate training and advisory services provided through AEC Southern UK to corporate customers with corporate clients located in the PRC, we believe they are not subject to the aforementioned regulations.

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

There is significant uncertainty regarding the interpretation and implementation of these regulations relating to merger and acquisition activities in China. In addition, complying with these requirements could be time-consuming, and the required notification, review, or approval process may materially delay or affect our ability to complete merger and acquisition transactions in China. As a result, our ability to seek growth through acquisitions may be materially and adversely affected.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could harm our business.

We are subject to the United States Foreign Corrupt Practices Act, or “FCPA,” and other laws that prohibit U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents, or distributors of our Company, even though these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove ineffective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could adversely impact our business, operating results and financial condition.

Risks Related to the Shares of our Common Stock

The ownership of our Common Stock is concentrated among a small number of shareholders, and if our principal shareholders, director, and officers choose to act together, they may be able to significantly influence management and operations, which may prevent us from taking actions that may be favorable to you.

Our ownership is concentrated among a small number of shareholders, including our founder, director, officers, and entities related to these persons. Accordingly, these shareholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of the Company or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

The U.S. Securities and Exchange Commission, or SEC, has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose some information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common stock and may affect the ability of investors to sell their shares. These regulations may likely have the effect of limiting the trading activity of the Company’s common stock and reducing the liquidity of an investment in its common stock. In addition, investors may find it difficult to obtain accurate quotations of the common stock and may experience a lack of buyers to purchase our Company’s stock or a lack of market makers to support the stock price.

We will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their shares.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest, and similar matters.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management has invested significant management time and financial resources to comply with existing standards for public companies, any changes in these standard could which could lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Shares of our Common Stock represent equity interests and are subordinate to existing and future indebtedness.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

Our principal executive office is located at 2 Wall Street, Floor 8, New York, NY 10005. Pursuant to the current lease agreement, the Company pays a monthly rent of $34,056; the lease expires on July 31, 2025.

AEC Southern Shenzhen leases office space from an unrelated third party on a month to month basis with a monthly rental cost of RMB2,000 (approximately US$300). We are in the process of securing new locations. We do not anticipate the landlord to refuse extending our month-to-month lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “AMCT” and has very limited trading. The closing price for our Common Stock on the OTCQB on April 15, 2019, was $0.40 per share.

The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.

The following table shows the high and low bid prices of our common shares on the OTQB for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	Low Price	High Price
First Quarter 2019	$0.31	$0.68
Fourth Quarter 2018	$0.30	$0.71
Third Quarter 2018	$0.30	$0.50
Second Quarter 2018	$0.48	$0.65
First Quarter 2018	$0.50	$0.80
Fourth Quarter 2017	$0.11	$1.00
Third Quarter 2017	$0.25	$0.80
Second Quarter 2017	$0.16	$0.65
First Quarter 2017	$0.10	$0.90

There is no “public market” for shares of common stock of the Company. Although the Company’s shares are quoted on the OTCQB marketplace, there has been almost no transaction taken place in the previous years. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

Stockholders of Record

As of April 15, 2019, we have 105 record holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

As of April 15, 2019, we have 2 record holders of our Series B Convertible Preferred Stock and no record holder of our Series A Preferred Stock.

VStock Transfer, LLC, at 18 Lafayette Pl, Woodmere, NY 11598, is the transfer agent for our Common Stock.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Options, Warrants, Convertible Securities

Currently, we do not have any warrants, options or convertible securities outstanding other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year 2018 and current reports on Form 8-K.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2018, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year 2018 and current affair reports on Form 8-K, and the following:

In August and September 2018, the Company issued an aggregate of 448,000 shares of common stock for a number of employees, and consultants and service providers.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

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

Overview

Leveraging our knowledge of the educational system and environment in the U.S. and our understanding of the market demand for education services in the PRC and its changing business economy, we specialize in the delivery of customized high school and college placement advisory services as well as career advisory services to Chinese students wishing to study and gain post-graduate work experience in the U.S. Our advisory services are specifically designed to address the educational needs of the rising middle-class families in China. The demand for our advisory services is primarily the result of China’s decades-long one-child policy, society’s focus and emphasis on children’s education, and families’ desire to gain access to U.S. colleges and universities as well as work experience in the U.S.

Having delivered customized ESL training, college and business consulting, and career advisory services to Chinese students and families since 1999, we are one of the most experienced and recognizable holistic solutions providers of education advisory services in the U.S. Additionally, recognizing the needs for enterprise training in China, since October 2016, we have also delivered customized corporate training and advisory services to customers in China in the food industry, via AEC Southern UK, from October 2016 until the suspension of its operation in November 2018, to help them meet the related regulatory standards. The demand for such corporate training and advisory services in China has escalated in recent years and is driven mainly by China’s growing economy and desire to improve its competitiveness by meeting or setting international standards. AEC Southern UK’s corporate training and executive services program operation was temporarily suspended in late October 2018 following the expiration of its two service contracts with clients in late December 2017 and late October 2018, respectively. AEC Southern UK, through AEC Southern Shenzhen, in fiscal year ended December 31, 2018, delivered customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. through referred by AEC New York.

Headquartered in New York with operations in the PRC, our key advisory services currently include:

•	Placement Advisory Services;
•	Career Advisory Services;
•	Student & Family Services; and
•	Other Advisory Services.

Placement Advisory Services

Our Placement Advisory Services include Language Training and Placement Advisory, and Elite College Advisory services.

Since 1999, we have been delivering customized Language Training & Placement Advisory services to Chinese students. Our one-stop advisory service encompasses ESL training and assistance throughout the high school/college application and admission process.

Targeting the needs of Chinese families in obtaining admission to Ivy League and other prestigious universities in the U.S., our Elite College Advisory service is designed to assist qualified Chinese students in applying to prestigious colleges and universities in the U.S. Specifically, we arrange campus tours, assist our student customers with their university applications, provide tailored language training, offer guidance on interview and communication techniques, and follow up on their applications.

Once our student customers are admitted into their target universities, our Placement Advisory services further extend to academic and cultural related experiences including, among other things, providing assistance with applying for a second major or minor, transferring to a different university, housing accommodations, and applying for accelerated degrees. To help students optimize their on-campus experience and train their leadership and social skills, we also organize seminars and social events with our partner scholars and universities, non-profit and for-profit business organizations. Additionally, to help enrich their cultural experiences, we organize extracurricular and artistic activities including dance, music, painting, photography, and other performance events.

Career Advisory Services

Our Internship Advisory program focuses on student’s career development by helping them identify and secure suitable internship and part-time or full-time work opportunities that are appropriate for their educational background and experience level. Through this program, we strive to help students map and navigate their career path and counsel them on matters including academic improvement to career assistance. Through this program, our student customers are given opportunities to communicate with professionals in their field of study and to participate in real-world case studies.

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

Through our business partners, we assist the students’ families with purchasing real estate properties, organizing their personal financial management and investment needs, getting insurance and starting businesses. Our American Dream Program helps students’ families find investment projects in the U.S. We also advise corporate clients whose executives are moving to the U.S. for work. The scope of our services includes assistance with business consulting, relocation and other aspects of family support services.

Other Advisory Services

Through our Foreign Student Recruitment services, we assist universities in China to recruit students from the U.S. We customize this service based on our strategic relationship with college and universities in the U.S. and the specific recruitment goals of these universities in China. The demand for our recruitment services is driven mainly by the lack of an established channel to attract students from the U.S. and the needs by the Chinese universities to expand and diversify their student body.

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

•	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education and working experience in the U.S. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

•	AEC Southern Shenzhen delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2018, the Company does not have a liability for any unrecognized tax benefits.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 606 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has adopted ASU 2014-09 under the modified retrospective method in the first quarter of 2018. The Company has substantially completed a review of the new standard to its existing customer contracts. The Company does not believe the adoption of ASU 2014-09 would have an effect on the Company’s consolidated financial statements.

The Company has assessed all newly issued accounting pronouncements released during the year ended December 31, 2018 and through the date of this filing, and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Annual Report on Form 10-K. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections starting on page 10 of this Annual Report on Form 10-K.

Year Ended December 31, 2018, as Compared to Year Ended December 31, 2017

	For year ended December 31,
	2018	2017	Variance	%
Key revenue streams:

Corporate Training & Advisory Services	$-	$16,661,161	$(16,661,161)	(100)%
Placement Advisory Services	704,164	757,640	(53,476)	(7)
Career Advisory Services	2,084,055	4,356,460	(2,272,405)	(52)
Student & Family Advisory Services	4,224,220	3,922,120	302,100	8
Other Advisory Services	-	100,734	(100,734)	(100)
Total revenues	$7,012,439	$25,798,115	$(18,684,942)	(72)%
Gross Profit	$2,514,168	$7,931,972	$(5,417,804)	(68)%
Gross Margin	36%	31%

Revenues

•

Total revenues for the year ended December 31, 2018, were $7,012,439, representing a decrease of $18,684,942, or 72% from $25,798,115 for the year ended December 31, 2017. The decrease was attributed mainly to the decrease in revenues from our corporate training and advisory services delivered by AEC Southern UK. Majority of total revenues for the year ended December 31, 2018 were generated by the operations of AEC New York.

•	The decline in revenues from our corporate training & advisory services was primarily due to the restrictions over inbound and outbound capital flow into and out of the PRC, and the rising costs of doing business in the PRC. Additionally, the agreements with the two clients of AEC Southern UK expired, resulting in less revenue. As a result, AEC Southern UK has experienced higher operating expense and higher cost of providing training services payable to third parties, non-collectable accounts receivable and high net loss. Currently, AEC Southern UK is still seeking solutions, such as adapting its corporate training services to be delivered via an online platform and planning to expand its corporate training offerings from the food industry to general management advisory services that may appeal to a wider range of businesses. AEC Southern UK is also open to restructuring its business model if needed and accelerating mergers and acquisitions.

•	Our revenues from placement advisory services typically fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues for the year ended December 31, 2018 from our placement advisory services decreased by $53,476, or approximately 7% from $757,640 for the same period in 2017. The decrease in our placement advisory services was due to the decreased request from students while the allocation of our resources to elite college advisory services brought higher income per student. Revenues for our career advisory services decreased by $2,272,405, or 52% from $4,356,460 for the same period in 2017, primarily due to decreased services requests from students recently graduated and in the graduating class, who intend to return to the PRC instead of staying in the U.S. due to the benefits policy for talents in China. Revenues from student & family advisory services increased by $302,100 from $3,922,120 for the same period in 2017, mainly due to timing of services being requested. The revenues from other advisory services was $100,734 for the period ended December 31,2017 due to the request to hold the exhibition for student activities request. For the period ended December 31, 2018, we didn’t receive similar request and we’re seeking opportunities to attract potential clients through event-holding for students’ activities.

•	The recent sharp decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in other countries or choose to return home after graduation, rather than staying in the U.S. Hence, we are expanding our current local services, concentrating on new services promotion and accelerating mergers and acquisitions.

Gross Profit & Gross Margin

•	Our gross profit decreased by $5,417,804, or 68% from $7,931,972 for the year ended December 31, 2017. The decrease was attributed mainly to the temporary suspension of the delivery of corporate training and advisory services by AEC Southern UK, due to the restricted flow of foreign exchange, the ongoing optimization of the training model to enhance our business, as well as the expiration of the service agreements with the two clients of AEC Southern UK.

•	Our gross margin was approximately 36% in 2018, as compared to approximately 31% in 2017.

Operating Expenses

•	Total operating expenses increased by $2,982,441 or 41% as compared to the year ended December 31, 2017. The increase was attributed to higher general and administrative (G&A) expenses from uncollectible accounts receivable, payroll expense, and rent expense, as well as compensation expense.

Income Tax Benefit

•	Income tax benefits of $1,097,022 for the year ended December 31, 2018 represents the net effect of tax payable reversal and net loss for the period.

Net Loss

•	The net loss of $6,691,392 for the year ended December 31, 2018 as compared to the net profit for same period of 2017 was due mainly to the decrease in revenue due to AEC Southern’s suspension of operation and increased operating expenses from AEC New York, and high expenses of AEC Southern from uncollectible accounts receivable.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of December 31, 2018, we had cash of $1,985,524, a decrease of $735,461 from $2,720,985 as of December 31, 2017. We have financed our operations primarily through cash flow from operating and financing activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Year ended December 31,
	2018	2017	Variance	%

Net cash (used in) operating activities	$(714,843)	$(1,312,291)	$597,448	(46)%
Net cash used in by investing activities	-	-	-	NM
Net cash provided by financing activities	-	1,736,094	(1,736,094)	(100)
Effect of exchange rates changes on cash	(20,618)	6,753	(27,371)	(405)
Net change in cash	(735,461)	430,556	(1,166,017)	(271)

Cash Flow from Operating Activities

•	Net cash used in operating activities for the year ended December 31, 2018, was $714,843, compared to net cash used in operating activities of $1,312,291 for the year ended December 31, 2017.

•	These changes are primarily attributable to the combination of the following: seasonality, where a significant portion of our clients engage our services in the fourth quarter of the fiscal year; we now pay our service providers faster; increased advanced payments for the services provided for our current clients.

Cash Flow from Investing Activities

•	We had no cash flow from investing activities during the year ended December 31, 2017 and 2018 respectively.

Cash Flow in Financing Activities

•	We had no cash flow from financing activities during the year ended December 31, 2017 and 2018 respectively.

Working Capital

The following table sets forth our working capital.

	Year ended December 31,
	2018	2017	Variance	%

Total current assets	$5,192,470	$9,510,288	$(4,317,818)	(45)%
Total current liabilities	5,107,188	4,880,592	226,596	5
Working capital	$85,282	$4,629,696	$(4,544,414)	(98)%
Current ratio	1.02	1.9

•

As of December 31, 2018, we had working capital surplus of $85,282, a decrease of $ 4,544,414 from a working capital surplus of $4,629,696 as of December 31, 2017. The decrease in working capital surplus was attributable mainly to uncollectible accounts receivable from AEC Southern UK and AEC New York while we’re expecting portion of the accounts receivable from AEC New York collected in the second quarter in 2019.

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

Subsequent Events

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2018, and the notes thereto are set forth on page F-1 through F-28 of this Annual Report.

ITEM 9. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

The Company dismissed Wei & Wei as the Company’s independent registered public accounting firm, effective as of February 22, 2018. The Board approved of the dismissal of Wei & Wei as of February 22, 2018. Wei & Wei’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2016 and 2017, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through February 22, 2018, there were (i) no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Wei & Wei on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Wei & Wei’s satisfaction, would have caused Wei & Wei to make reference thereto in their reports, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

Effective February 22, 2018, the Company appointed GC & Associates CPAs PLLC (“GC & Associates”) as the Company’s independent registered public accounting firm for the Company’s fiscal years ended December 31, 2017 and ending December 31, 2018. The Board approved of the appointment of GC & Associates as of February 22, 2018. During the fiscal year ended December 31, 2017, and the subsequent interim period through February 22, 2018, neither the Company nor anyone on its behalf consulted with GC &Associates regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by GC & Associates, in either case where written or oral advice provided by GC & Associates would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor, Wei & Wei or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO), as appropriate to allow timely decisions regarding required disclosure.

During the year ended December 31, 2018, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our CEO has concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of December 31, 2018. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Interim Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

Management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework.

Based on this evaluation, our CEO has concluded that as of December 31, 2018, our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. We have identified the following deficiencies, we have limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Additionally, we have inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes in our accounting system, partly as a result of our limited size and accounting staff. We have taken steps to remediate these issues and expect to have improved controls and documentation in place by December 31,2019.

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

Changes in internal control over financial reporting

Our Chief Financial Officer resigned for personal reasons effective February 5, 2018. Our CEO, Max P. Chen, has acted as the interim CFO since February 5, 2018, while the Company is currently seeking a CFO with significant experience in public reporting company.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)	Position Since
Max P. Chen	63	President, Chief Executive Officer, interim Chief Financial Officer, Secretary, Sole Director	May 2014

Max P. Chen has over 30 years of experience in international education. He has served as the Sole Director, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company first since May 2014. He had previously served as the President, and sole Director of American Education Center, Inc., a New York corporation and now a wholly owned subsidiary of the Company, since its inception in 1999 to May 2014. From 1978 to 1982, Mr. Chen enrolled in Sichuan Normal University Department of Foreign Language. He was originally a professor with China Peasant University, and operated Correspondence Sichuan University with more than 70,000 students registered in the 1980s. Mr. Chen relocated to the U.S. and has developed schools and educational centers that coordinate cooperative educational programs between the U.S. and China. He holds an M&R Management Certificate from Harvard Business School. Mr. Chen is also the executive director of the U.S.-China Higher Education Alliance.

Departure and Appointment of Certain Officers

On February 5, 2018, Mr. Anthony S. Chan notified the Company of his resignation from the Company as Chief Financial Officer, effective immediately. The Board of Director of the Company (the “Board”) accepted Mr. Chan’s resignation. Following Mr. Chan’s departure, the Board appointed Mr. Max P. Chen, Chief Executive Officer, President, and Chairman of the Board, as interim Chief Financial Officer effective February 5, 2018, until such time that the Company secures the employment of a new Chief Financial Officer. The Company and Mr. Chen will not enter into an additional employment agreement regarding his interim position as Chief Financial Officer.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our director, officers, and all employees.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Directors’ Compensation

We have not paid any cash compensation to our sole member of our Board of Directors for his service as our director.

The Company will reimburse its director for reasonable expenses in connection with attendance at board and committee meetings. Director will also be eligible to receive stock options offered by our company from time to time. No options have been granted to our sole director.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director or any executive officers have not, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

				Stock Option	Stock	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	(#)	($)	($)
Max P. Chen, President, CEO and interim CFO (1)	2018	$180,000	N/A	N/A	12,500,000	N/A	$192,500
	2017	$72,000	N/A	N/A	N/A	N/A	$72,000
Anthony S. Chan, CFO (2)	2018	$14,732	N/A	N/A	N/A	N/A	$14,732
	2017	$37,500	N/A	N/A	N/A	N/A	$37,500

(1) Mr. Chen received employment compensation pursuant to an Employment Agreement entered into with the Company dated August 28, 2017 as the Company’s CEO. Mr. Chen did not separately receive any other compensation for acting as the Company’s interim CFO. Mr. Chen also received stock awards for 12,500,000 shares of Series B Preferred Stock, pursuant to a Manager Share Issuance Agreement with the Company dated November 26, 2018.

(2) Anthony S. Chan served as Chief Financial Officer of the Company from September 28, 2017 to February 5, 2018.

Option Grants in Last Fiscal Year

The company did not grant any options in the fiscal year ended December 31, 2018.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Employment Agreements

The Company has not entered into employment agreements with officers and other key employees except as disclosed in this Item 11.

Equity Compensation Plan

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

Change of Control Compensatory Plans

As of December 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of April 15, 2019, by: (i) each person known by us to be the beneficial owner of 5% or more of the outstanding Common Stock, Series A Preferred Stock, or Series B Preferred Stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of April 15, 2019, the Company has 56,597,113 shares of Common Stock outstanding, 0 shares of Series A Preferred Stock outstanding, and 25,000,000 shares of Series B Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock or Series B Preferred Stock that such person has the right to acquire within 60 days of April 15, 2019. For purposes of computing the percentage of outstanding shares of our Common Stock or Series B Preferred Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of April 15, 2019 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 2 Wall St., FL. 8, New York, NY, 10004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	% of Class	Amount and Nature of Beneficial Ownership (Series B Preferred Stock)	% of Class	% Total Voting Power (1)
Director and Officers

Max P. Chen, President, Chief Executive Officer, interim Chief Financial Officer, Sole Director	10,563,000	18.663%	12,500,000	50.00%	46.813%
All officers and directors as a group (one person)	10,563,000	18.663%	12,500,000	50.00%	46.813%

5% Shareholders
China Cultural Finance Holdings Company Limited	14,699,113	25.971%	12,500,000	50.00%	47.557%

(1)	Percentage total voting power represents voting power with respect to all shares of our Common Stock, Series B Preferred Stock, voting together as a single class (0 shares of Series A Preferred Stock is issued and outstanding as of April 15, 2019). Each holder of Series B Preferred Stock is entitled to twenty (20) votes per share of Common Stock on all matters submitted to our stockholders for a vote. The Common Stock and Series B Preferred Stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Series B Preferred Stock is convertible at any time by the holder into shares of Common Stock on a share-for-share basis upon approval by the Company’s board of directors.

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

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $48,000 for 2019 student consulting services expected to be fully delivered and accounted for in 2019.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a corporation incorporated in the state of New York that focuses on career and business development activities. AEC New York’s Chief Operating Officer currently serves as the President and CEO of WSIC. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. Included in accounts payable is an amount due to WSIC of $0 and $372 as of December 31, 2018 and 2017. The Company prepaid WSIC $50,000 for business consulting services to be delivered in 2019, which is expected to be completed in 2019.

On November 26, 2018, the Company entered into a Manager Share Issuance Agreement (the “Manager Share Issuance Agreement”) with Mr. Max P. Chen, the Chief Executive Officer, President, and Chairman of the Board of the Company, whereby the Company agreed to reward Mr. Chen for his dedicated services to the Company by issuing 12,500,000 shares of Series B Preferred Stock to him. The 12,500,000 shares of Series B Preferred Stock were issued to Mr. Chen on November 26, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $125,139 and $92,920 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we engaged Wei & Wei, and were billed approximately $0 and $2,200, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

Effective May 6, 2003, the SEC adopted rules that require that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-28 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1

Certificate of Amendment filed with the Secretary of State of the State of Nevada dated November 8, 2018 (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 19, 2018)*

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)*
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)*
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)*
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)*
10.1	Loan Agreement by and between American Education Center, Inc. and Hilary Merchant Inc. (incorporated by reference to Form 10-Q, Exhibit 10.1, filed with the Securities and Exchange Commission on June 29, 2015)*
10.2	Agreement of Lease by and between American Education Center, Inc. and Fieldstone Capital Inc. (incorporated by reference to our Form 10-Q, Exhibit 10.2, filed with the Securities and Exchange Commission on June 29, 2015)*
10.3	Service Agreement by and between American Education Center, Inc. and AEC Southern (Shenzhen) Management Co., Ltd. (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on January 6, 2017)*
10.4	Employment Agreement by and between American Education Center, Inc. and Max Pu Chen (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on August 30, 2017)*
10.5	Employment Agreement by and between American Education Center, Inc. and Anthony S. Chan (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on October 2, 2017)*
10.6	License Agreement by and between American Education Center, Inc. and Max P. Chen (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on October 23, 2017)*
10.7	Strategic Partnership Agreement by and between American Education Center, Inc. and Oxbridge International Education Group (incorporated by reference to Form 8-K, Exhibit 99.2, filed with the Securities and Exchange Commission on December 5, 2017)*
10.8	Business Purchase Agreement by and between American Education Center, Inc. and FIFPAC, Inc. (incorporate by reference to our Form 8-K (filed No. 333-201029) filed with the Securities and Exchange Commission on July 12, 2018)*
10.9	Share Issuance Agreement by and between American Education Center, Inc. and China Cultural Finance Holdings Company Limited (incorporated by reference to our Form 8-K (filed No. 333-201029), Exhibit 10.1, filed with the Securities and Exchange Commission on November 26, 2018*)
10.10	Exchange Agreement by and between American Education Center, Inc. and China Cultural Finance Holdings Company Limited (incorporated by reference to our Form 8-K (filed No. 333-201029), Exhibit 10.2, filed with the Securities and Exchange Commission on November 26, 2018)*
10.11	Manager Share Issuance Agreement by and between American Education Center, Inc. and Max P. Chen (incorporated by reference to our Form 8-K (filed No. 333-201029), Exhibit 10.3, filed with the Securities and Exchange Commission on November 26, 2018)*
21.1	Subsidiaries **
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
99.1	Non-binding Letter of Intent by and between American Education Center, Inc. and AmeriChina Group (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on May 9, 2018)*
99.2	Letter of Intent by and between American Education Center, Inc. and Shanghai Education Service Park (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on May 15, 2018)*
99.3	Non-binding Letter of Intent by and between American Education Center, Inc. and Shanghai Open University (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on July 27, 2018)*
101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Previously filed.
**	Filed herewith.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 16, 2019

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
Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Education Center, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Education Center, Inc. and Subsidiaries (the “Company”), as of December 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company had incurred substantial losses during the year, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 19. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ G.C. & Associates CPAs, PLLC

G.C. & Associates CPAs, PLLC

Flushing, NY

April 16, 2019

We have served as the Company’s auditor since February 2018.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS

Current assets:
Cash	$1,985,524	$2,720,985
Accounts receivable, net of allowance for doubtful accounts of $5,784,970 and $249,527 at December 31, 2018 and 2017, respectively	2,906,231	6,482,289
Prepaid expenses	300,715	307,014

Total current assets	5,192,470	9,510,288

Noncurrent assets:
Deferred compensation	916,668	2,016,668
Deferred tax assets	428,206	25,641
Intangible asset, net	420,407	442,588
Security deposits	266,021	266,021

Total noncurrent assets	2,031,302	2,750,918

TOTAL ASSETS	$7,223,772	$12,261,206

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,673,792	$4,070,001
Taxes payable	-	775,220
Deferred revenue	252,925	20,000
Advances from clients	34,892	15,371
Long-term loan due within a year	145,579	-

Total current liabilities	5,107,188	4,880,592

Noncurrent liabilities:
Deferred rent	221,461	191,542
Long-term loan	-	145,579

Total liabilities	5,328,649	5,217,713

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 20,000,000 shares authorized; 0 and 500,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	-	500
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized; 25,000,000 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	25,000	-
Common stock, $0.001 par value; 450,000,000 shares authorized; 56,597,113 shares and 41,883,000 shares issued and outstanding at December 31, 2018 and 2017 respectively	56,597	41,350
Additional paid-in capital	8,206,130	6,021,126
Subscription receivables	(719,911)	-
Retained earnings	(5,714,688)	973,764
Accumulated other comprehensive income	(13,865)	6,753
Total controlling interest	1,839,263	7,043,493
Noncontrolling Interest	55,860	-

Total stockholders' equity	1,895,123	7,043,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,223,772	$12,261,206

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017

Revenues	$7,012,439	$25,798,115
Cost of revenues	4,498,271	17,866,143
Gross profit	2,514,168	7,931,972

Operating expenses:
Selling and marketing	485,495	3,678,568
General and administrative	9,831,114	3,655,600
Total operating expenses	10,316,609	7,334,168

(Loss) income from operations	(7,802,441)	597,804
Other income	14,027	237

Income (loss) before provision for income taxes	(7,788,414)	598,041
(Benefit) provision for income taxes	(1,097,022)	352,984

Net (loss) income including noncontrolling interest	$(6,691,392)	$245,057

Less: Net (loss) income attributable to noncontrolling interest	(2,940)	-

Net (loss) income attributable to American Education Center	$(6,688,452)	245,057

Net (loss) income including noncontrolling interest	$(6,691,392)	$245,057
Other comprehensive income
Foreign currency translation (loss) gain	(20,618)	6,753
Comprehensive (loss) income including noncontrolling interest	$(6,712,010)	$251,810
Less: Comprehensive (loss) income attributable to noncontrolling interest	(2,940)	-
Comprehensive (loss) income attributable to American Education Center	$(6,709,070)	$251,810

(Loss) earnings per share - basic and diluted	$(0.16)	$0.01

Weighted average shares outstanding, basic and diluted	43,062,256	41,350,000

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2018

											Accumulated
								Additional			other
	Common stock		Series B Preferred Stock			Series A Preferred Stock		paid-in	Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount		Shares	Amount	capital	Receivables	earnings	income	Interest	Total
Balance as of December 31, 2016	41,350,000	41,350	-		-	-	-	4,021,626		728,707	-		4,791,683
Net income	-	-	-		-	-	-	-		245,057	-		245,057
Sale of preferred stock, at $0.001 per share	-	-				500,000	500	1,999,500		-	-		2,000,000
Foreign currency translation gain	-	-						-		-	6,753		6,753

Balance as of December 31, 2017	41,350,000	$41,350		$		500,000	$500	$6,021,126	-	$973,764	$6,753	$	$7,043,493
Net loss										(6,688,452)		(2,940)	(6,691,392)
Issuance of common stock for acquisition of business	100,000	100						47,900				58,800	106,800
Issuance of common stock and Series B preferred stock for service and to employee compensation	448,000	448	12,500,000		12,500			1,443,892					1,456,840
Issuance of common stock and series B preferred stock in exchange for series A preferred stock	7,500,000	7,500	12,500,000		12,500	(500,000)	(500)	(19,500)					-
Issuance of common stock for cash	7,199,113	7,199						712,712	(719,911)				-
Foreign currency translation loss											(20,618)		(20,618)

Balance as of December 31, 2018	56,597,113	$56,597	25,000,000		$25,000	-	$-	$8,206,130	$(719,911)	$(5,714,688)	$(13,865)	$55,860	$1,895,123

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(6,691,392)	$245,057
Adjustments to reconcile net income including noncontrolling interest to net cash
(Used in) operating activities:
Deferred tax (benefit) provision	(402,565)	72,295
Deferred rent expense	29,919	35,835
Deferred compensation	1,100,000	1,298,333
Gain from bargain purchase	(13,200)	-
Stock-based compensation expense	1,456,840	-
Provision for doubtful accounts	5,535,443	78,000
Amortization expense for learning platform	6,000	-
Amortization expense	136,181	136,181
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,959,385)	(3,672,452)
Decrease (Increase) in prepaid expenses	6,299	(245,414)
Increase in accounts payable and accrued expenses	603,791	617,770
(Decrease) increase in taxes payable	(775,220)	263,865
Increase (decrease) in deferred revenue	232,925	(157,132)
Increase in advances from clients	19,521	15,371

Net cash (used in) operating activities	(714,843)	(1,312,291)

Cash flows from financing activities:
(Repayment) of loan from stockholder	-	(113,906)
(Repayment) of long-term loan	-	(150,000)
Proceeds from issuance of common stock for purchase of business	-	2,000,000

Net cash provided by financing activities	-	1,736,094

Effect of exchange rates changes on cash	(20,618)	6,753

Net change in cash	(735,461)	430,556
Cash at beginning of period	2,720,985	2,290,429

Cash at end of period	$1,985,524	$2,720,985

Supplemental disclosure of cash flow information

Cash paid for income taxes	$80,764	$16,823

Cash paid for interest	$10,918	$27,493

Non-Cash investing and financing activities
Purchase of business by issuing 100,000 shares of common stock	$48,000	$-

Issuance of common stock and Series B preferred stock in exchange for Series B Preferred A stock cancelled	$2,000,000	$-

Issuance of 7,199,113 shares of common stock for subscription receivable	$719,911	$-

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

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

On October 31, 2016, the Company completed an acquisition transaction through a share exchange with two then stockholders, Rongxia Wang and Ye Tian, of AEC Southern Management Co., Ltd. (“AEC Southern UK”), a company incorporated in December 2015 with a registered capital of 10,000 British Pounds pursuant to the laws of England and Wales. The Company acquired 100% of the outstanding shares of AEC Southern UK in exchange for 1,500,000 shares of its common stock valued at $210,000 (the “AEC Southern UK Share Exchange”). As a result of the AEC Southern UK Share Exchange, AEC Southern UK became a wholly owned subsidiary of the Company.

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

On July 13, 2018, pursuant to a Business Purchase Agreement (the “Purchase Agreement”), the Company acquired 51% issued and outstanding equity interest of American Institute of Financial Intelligence LLC (“AIFI”), a New Jersey corporation incorporated on May 10, 2017, in exchange of 100,000 shares of the Company common stock issued to the then sole shareholder of AIFI. As a result, AIFI became a 51% majority owned subsidiary of the Company.

On October 23, 2018, AEC Nevada incorporated a subsidiary, AEC Management Ltd. (“AEC BVI”) in the British Virgin Islands, pursuant to the laws of British Virgin Islands. AEC BVI is a wholly owned subsidiary of AEC Nevada, and as of the date of this report, does not have significant business activities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND BUSINESS (continued)

The Company’s corporate structure is as follows:

Headquartered in New York with operations in PRC (People’s Republic of China), the Company covers two market segments through two subsidiaries:

(1)	AEC New York capitalizes on the rising demand of middle-class families in China for quality education and work experiences in the United States (“US”) and delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC Southern Shenzhen delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains an allowance for doubtful accounts, periodically evaluates its accounts receivable balances and makes general and/or specific allowances when there is doubt as to their collectability. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts receivable are written off against the allowance only after exhaustive collection efforts. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $5,784,970 and $249,527, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

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

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

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

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At December 31, 2018 and December 31, 2017, the Company does not have a liability for any unrecognized tax benefits.

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

The Company is subject to corporate income tax in the US at 34% and 21%, respectively, for the year 2017 and 2018. Provisions for income taxes in the United States have been made for taxable income the Company had in the US for the year ended December 31, 2017 and 2018.

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

Since AEC Southern UK had no PE in UK as December 31, 2018 and had no UK-Source income during 2018, the Company is not subject to tax on non-UK source income. The Company took full allowance of deferred tax assets which the Company does not expect to utilize in the near future.

British Virgin Island (“BVI”)

According to BVI corporate taxation, for basis companies, there is a zero-rated income tax regime for all BVI-domiciled corporate entities, and there is no concept of residence applicable to BVI corporate taxation.

AEC BVI was incorporated in the BVI and is governed by the taxation of BVI.

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

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of December 31, 2018 and December 31, 2017, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 606 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has adopted ASU 2014-09 under the modified retrospective method in the first quarter of 2018. The Company has substantially completed a review of the new standard to its existing customer contracts. The Company does not believe the adoption of ASU 2014-09 would have an effect on the Company’s consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at two commercial banks in the US and two commercial banks in the PRC. The Federal Deposit Insurance Corporation covers funds held in US banks and insures $250,000 per depositor, per insured bank, for each account ownership category. Funds held in the PRC banks are covered by Deposit Insurance Ordinance (index: 000014349/2015-00031) that insures RMB500,000 for the total of all depository accounts. As of December 31, 2018, the Company’s US bank accounts had cash balances in excess of federally insured limits of approximately $1,444,154. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the year ended December 31, 2018:

	2018
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$2,317,940	33.1%	$717,399	8.3%
Customer 2	1,416,500	20.2%	1,210,860	13.9%
Customer 3	$655,500	9.3%	134,000	1.5%

	2017
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$13,679,638	53.0%	$4,006,836	61.8%
Customer 2	3,942,625	15.3%	566,755	8.7%
Customer 3	2,981,523	11.6%	480,460	7.4%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

5.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO evaluates the business from a geographic perspective, assesses performance and allocates resources on this basis. The reportable segments are as follows:

The Company has two operating segments: AEC New York and AEC Southern UK.

•	AEC New York delivers placement, career and other advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC Southern UK delivers customized corporate training and advisory services to corporate clients in China in the food industry to help them comply with local food safety regulations and standards.

For the fiscal year ended December 31, 2018, AIFI had no operating activities and had intangible asset, net of $114,000.

Revenues from external customers, gross profit, segment assets and liabilities for each business are as follows:

	For the year ended December 31, 2018
	AEC New York	AEC Southern UK	Total
Segment revenue:
Placement advisory	$627,700	$76,464	$704,164
Career advisory	2,084,055	-	2,084,055
Student & Family advisory	4,224,220	-	4,224,220
Total revenue	$6,935,975	$76,464	$7,012,439
Gross profit	$2,442,778	$71,390	$2,514,168

	For the year ended December 31, 2017
	AEC New York	AEC Southern UK	Total
Segment revenue:
Corporate training & advisory	$-	$16,661,161	$16,661,161
Placement advisory	757,640	-	757,640
Career advisory	4,356,460	-	4,356,460
Student & Family advisory	3,922,120	-	3,922,120
Other advisory	100,734		100,734
Total revenue	$9,137,954	$16,661,161	$25,798,115
Gross profit	$2,551,904	$5,380,068	$7,931,972

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

5.	SEGMENT REPORTING (continued)

	December 31, 2018
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$6,206,780	$1,016,992	$7,223,772
Segment liabilities	$3,394,637	$1,934,012	$5,328,649

	December 31, 2017
	AEC New York	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets	$5,008,678	$7,252,528	$12,261,206
Segment liabilities	$2,483,435	$2,734,279	$5,217,713

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

6.	DEFERRED COMPENSATION

On October 31, 2016 (the “Grant Date”), 1,500,000 common stock of the Company were granted to AEC Southern UK’s CEO that are expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the Grant Date, $210,000 was recognized as deferred compensation, which will be expensed over the three-year vesting period using the straight-line method. On December 31, 2017, the remaining deferred compensation was expensed due to the resignation of AEC Southern UK’s CEO.

On December 31, 2016, 6,000,000 stock of the Company were granted to the AEC Southern UK’s Chairman and are expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On December 31, 2016, $3,300,000 was recognized as deferred compensation, which will be expensed over the remaining two year and ten months using the straight-line method. As of December 31, 2018, the remaining deferred compensation was $916,668.

Future amortization of the deferred compensation is as follows:

Year Ending December 31,

2019	916,668

Total	$916,668

Stock compensation expense was $1,100,000, and $1,330,331 for the year ended December 31, 2018 and 2017, respectively.

7.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office of $266,021 as of December 31, 2018 and 2017.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

8.	INTANGIBLE ASSET, NET

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. The gross carrying amount and accumulated amortization of this asset as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017

Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	-
Less: accumulated amortization	(312,407)	(170,226)

Intangible asset - net	$420,407	$442,588

For the year ended December 31, 2018 and 2017, amortization expense was $142,181 and $136,181, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,

2019	148,181
2020	148,181
2021	46,045
2022	12,000
2022	66,000

Total	$420,407

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

9.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of December 31, 2018 and 2017 were $252,925 and $20,000, respectively.

10.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $48,000 for 2019 student consulting services expected to be fully delivered and accounted for in 2019.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a corporation incorporated in the state of New York that focuses on career and business development activities. AEC New York’s Chief Operating Officer currently serves as the President and CEO of WSIC. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. Included in accounts payable is an amount due to WSIC of $0 and $372 as of December 31, 2018 and 2017. The Company prepaid WSIC $50,000 for business consulting services to be delivered in 2019, which is expected to be completed in 2019.

The Company’s CEO received 12,500,000 shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”), par value $0.001 per share for reward of his dedicated services to the Corporation on November 26, 2018.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

11.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The remaining is to be repaid on December 13, 2019. Interests are expected to be paid on the last day of each quarter from 2015 to 2019, except for the last payment which shall be made on December 12, 2019.

Interest expenses for the years ended December 31, 2018 and 2017 were $14,558 and $27,493, respectively.

12.	LEASE COMMITMENTS

In December 2014, the Company entered into a lease for office space with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,065 per month for financial statement purposes which creates deferred rent as shown on the balance sheets. In February 2016, the Company entered into a sublease agreement to lease space to WSIC, a related party of the Company (see Note 10), for an annual rental of $250,000. The sublease income was netted against the Company’s rent expense. The sublease commenced on March 1, 2016 and terminated on June 30, 2017.

Rent expense was approximately $408,781, and $283,781 for the year ended December 31, 2018 and 2017, respectively.

Future minimum lease commitments are as follows:

Year Ending December 31,	Gross Lease Payment

2019	388,333
2020	418,604
2021	439,350
2022 and thereafter	1,666,383

Total	$2,912,670

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

13.	Income taxes

The component of deferred tax assets at December 31, 2018 and December 31, 2017 is as follows:

	December 31, 2018	December 31, 2017

Net operating loss carryforwards	321,803
Allowance for bad debt	97,942	63,441
Accelerated Depreciation	8,461	(37,800)
Foreign	-	-
Deferred tax asset, net	$428,206	$25,641

The provision for income taxes for the year ended December 31, 2018 and 2017 are as follows:

	For the year ended December 31,
	2018	2017

Current:
Federal	$(418,966)	$177,888
State	(345,869)	102,801
Foreign	70,378	-
Total current	(694,457)	280,689

Deferred:
Federal	64,738	54,241
State	47,321	18,054
Foreign	(514,624)	-

Total deferred	(402,565)	72,295
Total	$(1,097,022)	$352,984

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US and UK. The Company is subject to income tax examinations of US federal, state, and city for 2017, 2016 and 2015 tax years and in the UK for 2017. The Company is not currently under examination nor has it been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

13.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the year ended December 31, 2018 and 2017 is as follows:

	For the year ended December 31,
	2018	2017

Tax at federal statutory rate	21.0%	34.0%
State and local taxes, net of federal benefit	15.4	10.8
Tax impact of foreign operations	-	-
Non-deductible/ non-taxable items	-	-
Net operating loss carryforwards	-	-
Changes in tax reserves	-	11.6

Total	36.4%	56.4%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

14.	STOCK OPTIONS

The Company did not grant any stock options during the fiscal year ended December 31, 2018.

The following is a summary of stock option activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2017	3,200,000	$2.45	6.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2018	3,200,000	$2.45	4.87 years	$-

Vested and expected to vest at December 31, 2018	2,266,666	$1.57	3.36 years	$-

Exercisable at December 31, 2018	2,266,666	$1.57	3.36 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the fiscal years ended December 31, 2018 and 2017.

There was no compensation expense related to any of the options above because the value ascribed to these options was not material.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

15.	COMMON STOCK

Certificate of Amendment to Increase Authorized Stock

On November 6, 2018, the board of directors of the Company, with the written consent of the holders of a majority of the shares of the Company’s Common Stock issued and outstanding and the Company’s preferred stock issued and outstanding, voting together as a single class, authorized the Company to (i) increase the number of authorized shares of Common Stock from 180,000,000 to 450,000,000 and the number of authorized shares of preferred stock from 20,000,000 to 50,000,000 (the “Authorized Stock Increase”), and (ii) file a Certificate of Amendment with the Secretary of State of the State of Nevada to effect the Authorized Stock Increase.

On November 8, 2018, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect the Authorized Stock Increase, which became effective upon filing.

Stocks issued for business acquisition

On July 10, 2018, the Company issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to FIFPAC, Inc., the 100% equity owner of AIFI (the “Seller”), at a purchase price of $0.48 per share, in exchange for 51% equity ownership of the AIFI pursuant to the Purchase Agreement. Refer to Footnote 16 Business Acquisition.

Stocks issued to employees and for services

In July and August 2018, the Company entered into agreements that issued an aggregate of 448,000 shares of the Company’s common stock to 18 individuals who are either employees of the Company or have been service providers to the Company, for employment-based compensation or services provided, respectively. Subsequently, pursuant to such agreements, the Company issued an aggregate of 433,000 shares of the Company’s common stock to 10 out of the 18 individuals in the amount of $199,840 and 15,000 shares of the Company’s common stock to exchange the service in the amount of $7,000 prior to December 31, 2018.

Stocks issued for cash investment

On November 26, 2018, the Company, entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with China Cultural Finance Holdings Company Limited, a British Virgin Islands company and a shareholder of the Company (the “Holder”), whereby the Company agreed to issue 7,199,113 of shares of the Company’s common stock at $0.10 per share, to the Holder in exchange for an RMB5,000,000 investment (the “CCFH Investment”) in the Company’s subsidiary, AEC Southern Shenzhen. The transactions underlying the Share Issuance Agreement were closed on the same day and the shares of common stock were issued to the Holder (the “CCFH Share Issuance”). The CCFH Investment has not been received as of December 31, 2018.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

16.	SERIES B PREFERRED STOCK

Designation of Series B Convertible Preferred Stock

On November 13, 2018, the Company filed with the Secretary of State of the State of Nevada the Certificate of Designation of Series B Convertible Preferred Stock (the “Certificate of Designation”), which became effective upon filing. The Certificate of Designation established and designated the Series B Convertible Preferred Stock (“Series B Preferred Stock”) and the rights, preferences, privileges, and limitations thereof, summarized in the following:

The Company designated 25,000,000 shares as Series B Preferred Stock out of the 50,000,000 unissued shares of preferred stock of the Company, par value $0.001 per share, with an original issue price of $0.10 per share. Series B Preferred Stock is senior in rights of payment, including dividend rights and liquidation preference, to the Company’s common stock but junior to Series A Preferred Stock with respect to liquidation preference.

Holders of shares of Series B Preferred Stock are entitled to vote with shareholders of the Company’s common stock, voting together as a single class, except on matters that require a separate vote of the holders of Series B Preferred Stock. In any such vote, each share of Series B Preferred Stock is entitled to 20 votes per share.

Each share of Series B Preferred Stock shall, upon the approval of the board of directors of the Company and without the payment of additional consideration by such holder thereof, be convertible into one fully paid and non-assessable share of the Company’s common stock at a conversion price of $1 per share.

Manager Share Issuance

On November 26, 2018, the Company entered into a Manager Share Issuance Agreement (the “Manager Share Issuance Agreement”) with Mr. Max P. Chen, the Chief Executive Officer, President, and Chairman of the Board of the Company (“Mr. Chen”), whereby the Company agreed to reward Mr. Chen for his dedicated services to the Company by issuing 12,500,000 shares of Series B Preferred Stock to him with restrictions and pursuant Rule 144. The transactions underlying the Manager Share Issuance Agreement were closed on the same day and 12,500,000 shares of Series B Preferred Stock were issued to Mr. Chen. The Company recognized stock compensation expense of $1,250,000 for the year ended December 31, 2018.

Stocks issued for exchange agreement

On November 26, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the Holder, whereby the Company agreed to issue 12,500,000 shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”), par value $0.001 per share, and 7,500,000 shares of common stock with restrictions and pursuant Rule 144 to the Holder in exchange for 500,000 shares of Series A Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series A Preferred Stock”), held by the Holder. The transactions underlying the Exchange Agreement were closed on the same day and 12,500,000 shares of Series B Preferred Stock and 7,500,000 shares of Common Stock were issued to the Holder. The Series A Preferred Stock were returned to the Company and cancelled of registration.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED DECEMBER 31, 2018 AND 2017

17.	BUSINESS ACQUISITION

On July 10, 2018, the Company entered into the Purchase Agreement with the Seller, the 100% owner of AIFI which closed on the same date.

Pursuant to the Purchase Agreement, on July 10, 2018, the Company issued the Consideration Shares to the Seller, for a purchase price of $0.48 per share, in exchange for 51% equity ownership of AIFI. Pursuant to ASC 805, the Company recognized a gain of $13,200 on the effective date of July 10, 2018.

According to the Purchase Agreement, the contingent consideration consisted of compensatory arrangement for services to be performed by the owner of the acquiree, and such amounts are to be determined in the future by both parties; therefore, the fair value cannot be determined at the acquisition date. The Company as an acquirer did not recognize a liability at the acquisition date.

The following table summarizes the consideration paid and the amounts of net assets acquired as of the date of acquisition:

Fair value of net asset acquired (AIFI’s net identified assets)	$120,000
Less:
Fair value of consideration transferred (FMV of AEC’s 100k shares issued)	(48,000)
Fair value of noncontrolling interest (120k x 49%)	(58,800)
$(106,800)

Gain on barging purchase	$13,200

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED December 31, 2018 AND 2017

18.	COMMITMENTS & CONTINGENCY

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

Pursuant to the Purchase Agreement, the contingent consideration consisted of compensatory arrangement for services to be performed by the officers of the acquiree, and such amounts are to be determined in the future by both parties; therefore the fair value cannot be determined at the acquisition date. The Company as an acquirer did not recognize a liability at the acquisition date.

19.	GOING CONCERN

Substantial doubt about the Company’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Our current operating results indicate that substantial doubt exists related to the Company's ability to continue as a going concern. We believe that the new education platforms acquired may mitigate the substantial doubt raised by our current operating results and satisfying our estimated liquidity needs 12 months from the date of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

20.	SUBSEQUENT EVENT

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.