Form 10-Q
period 2019-03-31
AMERICAN EDUCATION CENTER, INC.
filed 2019-05-20
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-201029

AMERICAN EDUCATION CENTER INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3941544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Wall Street, 8th Floor

New York, NY 10005

(Address of principal executive offices, including zip code)

(212) 825-0437

(Telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,597,113 shares of common stock, $0.001 par value, as of May 20, 2019.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to deliver, market, and generate sales of our advisory services;
●	our ability to develop and/or introduce new advisory services;
●	our projected revenues, profitability, and other financial metrics;
●	our future financing plans;
●	our anticipated needs for working capital;
●	the anticipated trends in our industry;
●	our ability to expand our sales and marketing capability;
●	acquisitions of other companies or assets that we might undertake in the future;
●	competition existing today or that will likely arise in the future; and
●	other factors discussed elsewhere herein.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2019	2018

Current assets:
Cash	$1,841,066	$1,985,133
Accounts receivable, net of allowance for doubtful accounts of $1,142,088 and $1,189,147 at March 31, 2019 and December 31, 2018, respectively	3,549,214	2,906,231
Prepaid expenses	366,089	300,715

Total current assets	5,756,369	5,192,079

Noncurrent assets:
Deferred income taxes	428,206	428,206
Intangible asset, net	383,362	420,407
Operating lease right-of-use asset	1,958,742	-
Security deposits	266,021	266,021

Total noncurrent assets	3,036,331	1,114,634

Total assets of continuing operations	8,792,700	6,306,713

Assets of discontinued operations, net	642,059	917,059

TOTAL ASSETS	$9,434,759	$7,223,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,915,090	$2,792,388
Deferred revenue	175,075	252,925
Advances from clients	3,024	34,892
Short-term loan from related party	148,987	-
Long-term loan due within a year	145,579	145,579
Operating lease liability - current portion	222,569	-

Total current liabilities	3,610,324	3,225,784

Noncurrent liabilities:
Deferred rent	-	221,461
Operating lease liability	1,964,317	-

Total liabilities of continuing operations	5,574,641	3,447,245

Liabilities of discontinued operations	1,881,404	1,881,404

Total liabilities	7,456,045	5,328,649

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 20,000,000 shares authorized
0 and 500,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized
25,000,000 and 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	25,000	25,000
Common stock, $0.001 par value;
450,000,000 shares authorized; 56,597,113 shares issued and outstanding at March 31, 2019
and December 31, 2018 respectively	56,597	56,597
Additional paid-in capital	8,206,130	8,206,130
Subscription receivables	(719,911)	(719,911)
Retained earnings	(5,633,732)	(5,714,688)
Accumulated other comprehensive income	(12,700)	(13,865)
Total controlling interest	1,921,384	1,839,263
Noncontrolling Interest	57,330	55,860

Total stockholders' equity	1,978,714	1,895,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,434,759	$7,223,772

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018

Revenues	$1,970,747	$1,330,301
Cost of revenues	1,082,397	1,046,139
Gross profit	888,350	284,162

Operating expenses:
Selling and marketing	139,289	14,000
General and administrative	392,837	460,585
Total operating expenses	532,126	474,585

Income (loss) from operations	356,224	(190,423)
Other income	1,202	524

Income (loss) before provision for income taxes	357,426	(189,899)
Provision for income taxes	-	20

Net income (loss) from continuing operations including noncontrolling interest	$357,426	$(189,919)
Net (loss) from discontinued operations, net of income taxes benefit	(275,000)	(1,634,010)

Net income (loss) including noncontrolling interest	82,426	(1,823,929)
Less: Net (loss) attributable to noncontrolling interest	(1,470)	-
Net income (loss) attributable to American Education Center	$83,896	$(1,823,929)

Net income (loss) including noncontrolling interest	$82,426	$(1,823,929)
Other comprehensive income (loss)
Foreign currency translation gain	1,165	11,484
Comprehensive income (loss) including noncontrolling interest	$83,591	(1,812,445)
Less: Comprehensive (loss) attributable to noncontrolling interest	(1,470)	-
Comprehensive income (loss) attributable to American Education Center	$85,061	$(1,812,445)

Income (loss) earnings per common share - basic and diluted
Income (loss) from continuing operations	$0.01	$(0.00)
(Loss) from discontinued operations	$(0.00)	$(0.04)
Net income (loss) earnings per common share - basic and diluted	0.01	(0.04)

Weighted average shares
Outstanding, basic and diluted	56,597,113	41,350,000

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$82,426	$(1,823,929)
Adjustments to reconcile net income including noncontrolling interest to net cash
(Used in) operating activities:
Deferred tax (benefit) provision	-	22,441
Deferred rent expense	(20)	9,033
Amortization of right-of-use asset	57,399	-
Provision for doubtful accounts	(47,058)	-
Amortization expense for learning platform	3,000	-
Amortization expense	34,045	34,045
Change in operating assets and liabilities:
(Increase) in accounts receivable	(595,925)	(798,286
(Increase) in prepaid expenses	(65,374)	(278,522
(Decrease) increase in accounts payable and accrued expenses	122,702	(130,638
(Decrease) in taxes payable	-	(367,985
Increase (decrease) in deferred revenue	(77,850)	283,999
(Decrease) in lease liabilities	(50,696)	-
(Decrease) increase in advances from clients	(31,868)	564
Net cash provided by (used for) by continuing operating activities	(569,219)	(3,049,278)
Net cash provided by (used for) by discontinued operating activities	275,000	1,965,925
Net cash (used for) operating activities	(294,219)	(1,083,353)

Cash flows from financing activities:
Loan from stockholder	148,987	-
Net cash provided by continuing financing activities	148,987	-
Net cash provided by discontinued financing activities	-	-
Net cash provided by financing activities	148,987	-

Effect of exchange rates changes on cash	1,165	11,484

Net change in cash	(144,067)	(1,071,869)
Cash at beginning of period	1,985,133	2,720,985

Cash at end of period	$1,841,066	$1,649,116
Less cash of discontinued operations - end of period	391	391
Cash of continuing operations - end of period	$1,840,675	$1,648,725

Supplemental disclosure of cash flow information

Cash paid for income taxes	$7,210	$13,545

Cash paid for interest	$3,639	$-

NON-CASH TRANSACTIONS
Initial recognition of operating lease right-of-use asset	$2,016,142	$-
Operating lease liabilities	$2,237,583	$-

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019

											Accumulated
								Additional			other
	Common stock		Series B Preferred Stock			Series A Preferred Stock		paid-in	Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount		Shares	Amount	capital	Receivables	earnings	income	Interest	Total

Balance as of December 31, 2016	41,350,000	41,350	-		-	-	-	4,021,626		728,707	-		4,791,683
Net income	-	-	-		-	-	-	-		245,057	-		245,057
Sale of preferred stock, at $0.001 per share	-	-				500,000	500	1,999,500		-	-		2,000,000
Foreign currency translation gain	-	-						-		-	6,753		6,753

Balance as of December 31, 2017	41,350,000	$41,350		$		500,000	$500	$6,021,126	-	$973,764	$6,753	$	$7,043,493
Net loss										(6,688,452)		(2,940)	(6,691,392)
Issuance of common stock for acquisition of business	100,000	100						47,900				58,800	106,800
Issuance of common stock and Series B preferred stock for service and to employee compensation	448,000	448	12,500,000		12,500			1,443,892					1,456,840
Issuance of common stock and series B preferred stock in exchange for series A preferred stock	7,500,000	7,500	12,500,000		12,500	(500,000)	(500)	(19,500)					-
Issuance of common stock for cash	7,199,113	7,199						712,712	(719,911)				-
Foreign currency translation loss											(20,618)		(20,618)

Balance as of December 31, 2018	56,597,113	$56,597	25,000,000		$25,000	-	$-	$8,206,130	$(719,911)	$(5,714,688)	$(13,865)	$55,860	$1,895,123
Net income										80,956		1,470	82,426
Foreign currency translation income											1,165		1,165

Balance as of March 31, 2019	56,597,113	$56,597	25,000,000		$25,000	-	$-	$8,206,130	$(719,911)	$(5,633,732)	$(12,700)	$57,330	$1,978,714

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS (continued)

The Company’s corporate structure is as follows:

Headquartered in New York with operations in PRC (People’s Republic of China), the Company covers two market segments through two subsidiaries:

(1)	AEC New York capitalizes on the rising demand of middle-class families in China for quality education and work experiences in the United States (“US”) and delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC Southern segment (including discontinued operations of AEC Southern UK) delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC Southern all generated from AEC Southern Shenzhen.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary to give a fair presentation have been included. Interim results are not necessarily indicative of full-year results. Certain prior year balances have been reclassified to conform to the current year’s presentation; none of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented. The information in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 16, 2019.

Cash

Cash consists of all cash balances and liquid investments with an original maturity of three months or less are considered as cash equivalents.

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains an allowance for doubtful accounts, periodically evaluates its accounts receivable balances and makes general and/or specific allowances when there is doubt as to their collectability. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts receivable are written off against the allowance only after exhaustive collection efforts. As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $1,142,088 and $1,189,147 for AEC NY and $4,595,823 and $4,595,823 for AEC UK, which is now discontinued operating, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Revenue Recognition

The Company adopted ASU No. 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

AEC New York delivers customized high school and college placement, career advisory as well as student and family services. Fees related to such advisory services are generally paid to the Company in advance and they are recorded as deferred revenue. Revenues are recognized proportionally as services are rendered or upon completion.

Prior discontinued operations of corporate training service, AEC Southern UK delivers customized corporate training and advisory services. It receives monthly non-refundable retainer payments and recognizes revenue when services are rendered.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At March 31, 2019 and December 31, 2018, the Company does not have a liability for any unrecognized tax benefits.

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

The Company is subject to Federal corporate income tax in the US at 21%. No provisions for income taxes for the United States have been made for the three months ended March 31, 2019 due to the taxable income offset by net operating loss in prior year.

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

Since AEC Southern UK had no PE in UK as March 31, 2019 and had no UK-Source income during 2018, the Company is not subject to tax on non-UK source income. The Company took full allowance of deferred tax assets which the Company does not expect to utilize in the near future.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of March 31, 2019 and December 31, 2018, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Leases

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while accounting for finance leases remained substantially unchanged.

The Company determined if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and short- and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

As of adoption of ASC 842 and as of January 1, 2019, the Company was not a party to finance lease arrangements.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company use the industry incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, the Company account for the lease and non-lease components as a single lease component.

Adoption of the standard resulted in the initial recognition of $2,016,142 of ROU assets and $2,237,583 of lease liabilities on our consolidated balance sheet at adoption on January 1, 2019 related to office space lease commitment on March 1, 2015. The difference of $221,441 represented deferred rent for leases that existed as of the date of adoption, which was an offset to the opening balance of right-of-use assets. The adoption of the standard on January 1, 2019 did not have a material impact on our consolidated statements of income, stockholders’ equity and cash flows.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the modified retrospective approach, electing the package of practical expedients, and the practical expedient to not separate lease and non-lease components for operating leases. We also elected the modified retrospective approach that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. The current adjustment has been disclosed and presented on balance sheet.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at two commercial banks in the US and two commercial banks in the PRC. The Federal Deposit Insurance Corporation covers funds held in US banks and insures $250,000 per depositor, per insured bank, for each account ownership category. Funds held in the PRC banks are covered by Deposit Insurance Ordinance (index: 000014349/2015-00031) that insures RMB500,000 for the total of all depository accounts. As of March 31, 2019, the Company’s US bank accounts had cash balances in excess of federally insured limits of approximately $1,236,489. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the three months ended March 31, 2019 and 2018:

	2019
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$829,920	42.1%	$1,178,281	12.7%
Customer 2	$493,800	25.1%	1,514,690	16.3%

	2018
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$220,000	16.5%	$517,840	9.4%
Customer 2	201,800	15.2%	201,800	3.7%
Customer 3	194,600	14.6%	194,600	3.5%
Customer 4	168,400	12.7%	125,289	2.3%
Customer 5	161,000	12.1%	683,122	12.4%
Customer 6	158,900	11.9%	236,740	4.3%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

5.	DISCONTINUED OPERATIONS

On May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK to three individuals who were Ye Tian, Rongxia Wang and Weishou Li, for a consideration of 1,000,000 shares of outstanding shares of AEC. The Company has classified the results of AEC Southern UK as discontinued operations in the unaudited consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations for the years ended March 31, 2019 and 2018 from discontinued operations have been classified to loss from discontinued operations line on the accompanying consolidated statements of operations and comprehensive loss presented herein. The assets and liabilities also have been classified as discontinued operations in the Company’s consolidated financial statements as of March 31, 2019 and December 31, 2018.

The carrying amount of the major classes of assets and liabilities of discontinued operation as of March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
Assets of discontinued operation:
Current assets:
Cash and cash equivalents	$391	$391
Accounts receivable	4,595,823	4,595,823
Allowance for doubtful account	(4,595,823)	(4,595,823)
Deferred compensation	641,668	916,668
Total assets of discontinued operation	$642,059	$917,059

Liabilities of discontinued operation:		$-
Current liabilities:
Accounts payable	$1,881,404	$1,881,404
Other payables	-	-
Total liabilities of discontinued operation	$1,881,404	$1,881,404

The summarized operating result of discontinued operation included in the Company’s consolidated statements of operation consist of the following:

	March 31 2019	March 31, 2018
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-)
Operating expenses	(275,000)	(1,634,010)
Other income (expenses), net	-	-)
Loss before income tax	(275,000)	(1,634,010)
Income tax expense	-	-
Loss from discontinued operation	(275,000)	(1,634,010)
Total loss from discontinued operations, net of income taxes	$(275,000)	$(1,634,010)

The Company will realize a gain or loss on the disposal of the discontinued operation upon its disposal on May 1, 2019, the gain or loss should be reported for the next period reporting.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

6.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO evaluates the business from a geographic perspective, assesses performance and allocates resources on this basis. The reportable segments are as follows:

Prior discontinued operations, the Company has two operating segments: AEC New York and AEC Southern.

•	AEC New York delivers placement, career and other advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC Southern segment (including discontinued operations of AEC Southern UK) delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC Southern all generated from AEC Southern Shenzhen.

The following table shows an analysis segment assets and liabilities of continuing and discontinued operations as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	AEC New York	AEC Southern	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$8,602,396	$190,304	$8,792,700
Segment assets of discontinued operations	-	642,059	642,059
Segment assets	$8,602,396	$832,363	$9,434,759
Segment liabilities
Segment assets from continuing operations	$5,405,993	$168,648	$5,574,641
Segment assets of discontinued operations		1,881,404	1,881,404
Segment liabilities	$5,405,993	$2,050,052	$7,456,045

	December 31, 2018
	AEC New York	AEC Southern	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$6,206,780	$99,933	$6,306,713
Segment assets of discontinued operations	-	917,059	917,059
Segment assets	$6,206,780	$1,016,992	$7,223,772
Segment liabilities
Segment assets from continuing operations	$3,394,637	$52,608	$3,447,245
Segment assets of discontinued operations	-	1,881,404	1,881,404
Segment liabilities	$3,394,637	$1,934,012	$5328,649

Revenues from external customers, gross profit, segment assets and liabilities for each business are as follows:

	For the three months ended March 31, 2019
	AEC New York	AEC Southern	Total
Segment revenue:
Placement advisory	$493,800	$34,647	$528,447
Career advisory	955,300	-	955,300
Student & Family advisory	487,000	-	487,000
Total revenue from continued operations	$1,936,100	$34,647	$1,970,747
Total revenue from discontinued operations	-	-	-
Gross profit	$853,703	$34,647	$888,350

	For the three months ended March 31, 2018
	AEC New York	AEC Southern	Total
Segment revenue:
Placement advisory	$56,001	-	$56,001
Career advisory	161,000	-	161,000
Student & Family advisory	1,113,300	-	1,113,300
Total revenue from continued operations	$1,330,301	$-	$1,330,301
Total revenue from discontinued operations	-	-	-
Gross profit	$284,162	$-	$284,162

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

7.	DEFERRED COMPENSATION

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

On December 31, 2016, 6,000,000 stock of the Company were granted to the AEC Southern UK’s Chairman and are expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On December 31, 2016, $3,300,000 was recognized as deferred compensation, which will be expensed over the remaining two year and ten months using the straight-line method. As of March 31, 2019, the remaining deferred compensation was $641,668.

Future amortization of the deferred compensation is as follows:

Three Month Ending March 31,

2019	641,668

Total	$641,668

Stock compensation expense was $275,000 for the three months ended March 31, 2019 and 2018.

8.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office of $266,021 as of March 31, 2019 and 2018.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

9.	INTANGIBLE ASSET, NET

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. The gross carrying amount and accumulated amortization of this asset as of March 31, 2019 and 2018 are as follows:

	March 31,	December 31,
	2019	2018

Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	120,000
Less: accumulated amortization	(349,452)	(312,407)

Intangible asset - net	$383,362	$420,407

For the three months ended March 31, 2019 and 2018, amortization expense was $37,045 and $$34,045, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,

2019	111,136
2020	148,181
2021	46,045
2022	12,000
2022	66,000

Total	$383,362

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

10.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of March 31, 2019 and 2018 were $175,075 and $303,999, respectively.

11.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $96,000 for 2019 student consulting services, which is expected to be fully delivered and accounted for in 2019.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a corporation incorporated in the state of New York that focuses on career and business development activities. AEC New York’s Chief Operating Officer currently serves as the President and CEO of WSIC. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. The Company prepaid WSIC $99,628 for business consulting services to be delivered in 2019, which is expected to be completed in 2019.

The Company’s CEO received 12,500,000 shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”), par value $0.001 per share for reward of his dedicated services to the Corporation on November 26, 2018.

The Company borrowed $148,987 (translated from ¥1,000,000) from the stock holder as of March 31, 2019. The amounts due to related party were $148,987 and $0 as of March 31, 2019 and December 31, 2018, respectively. The amounts are non-interest bearing, non-secure and due on demand.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

12.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The remaining is to be repaid on December 13, 2019. Interests are expected to be paid on the last day of each quarter from 2015 to 2019, except for the last payment which shall be made on December 12, 2019.

Interest expenses for the three months ended March 31, 2019 and 2018 were $3,639 and $3,639, respectively.

13.	OPERATING LEASE RIGHT-OF-USE ASSET / OPERATING LEASE LIABILITY

In December, 2014, the Company entered into a lease for 10,086 square feet of office space in New York, NY, with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,065 per month for financial statement purposes.

We determined the present value of the future lease payments using a discount rate of 8.5%, our incremental borrowing rate based on current SBA loan rate, resulting in an initial right-of-use asset of $2,016,142 and lease liability of 2,237,583, which are being amortized ratably over the term of the lease.

As of March 31, 2019, the balance of the right-of-use asset was $1,958,742, and lease liability was $2,186,886 (including $222,569 for current portion and $1,964,317 for noncurrent portion).

Rent expense was approximately $136,997, and $102,195 for the three months ended March 31, 2019 and 2018, respectively. The rent expense for the three months ended March 31, 2019 includes the rent for three months of $102,195 and the accrued expense for April rent of $34,065.

Future minimum lease commitments are as follows on March 31, 2019:

Year Ending December 31,	Gross Lease Payment

2019	292,841
2020	418,604
2021	439,350
2022 and thereafter	1,666,383
$2,817,178
Less: Present value adjustment	(630,292)
Operating lease liability	$2,186,886

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

14.	Income taxes

The component of deferred tax assets at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019	December 31, 2018

Net operating loss carryforwards	581,600	727,000
Allowance for bad debt	415,117	432,202
Accelerated Depreciation	(33,805)	(38,895)
Allowance for deferred tax asset	(534,706)	(692,101)
Deferred tax asset, net	$428,206	$428,206

The provision for income taxes and deferred income taxes for the three months ended March 31, 2019 and 2018 are as follows:

	For the three months 31,
	2019	2018

Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred:
Federal	-	14,138
State	-	8,303
Foreign	-	(76,482)

Total deferred	-	(54,041)
Less: deferred discontinued operations		(76,482)
Total deferred from continuing operations	$-	$22,441

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US and UK. The Company is subject to income tax examinations of US federal, state, and city for 2018, 2017 and 2016 tax years and in the UK for 2018. The Company is not currently under examination nor has it been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

14.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the three months ended March 31, 2019 and 2018 is as follows:

	For the three months ended March 31,
	2019	2018

Tax at federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	11	11
Tax impact of foreign operations	-	-
Non-deductible/ non-taxable items	-	-
Net operating loss carryforwards	-	-
Changes in tax reserves	-	-

Total	32%	32%

15.	STOCK OPTIONS

The Company did not grant any stock options during the fiscal year ended March 31, 2019.

The following is a summary of stock option activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2018	3,200,000	$2.45	6.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at March 31, 2019	3,200,000	$2.45	4.62 years	$-

Vested and expected to vest at March31, 2019	2,266,666	$1.57	3.15 years	$-

Exercisable at March 31, 2019	2,266,666	$1.57	3.15 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2019 and 2018.

There was no compensation expense related to any of the options above because the value ascribed to these options was not material.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR YEAR ENDED MARCH 31, 2019 AND 2018

16.	COMMON STOCK

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

17.	SERIES B PREFERRED STOCK

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

18.	BUSINESS ACQUISITION

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

The following table summarizes the consideration paid and the amounts of net assets acquired as of the date of acquisition:

Fair value of net asset acquired (AIFI’s net identified assets)	$120,000
Less:
Fair value of consideration transferred (FMV of AEC’s 100k shares issued)	(48,000)
Fair value of noncontrolling interest (120k x 49%)	(58,800)
$(106,800)

Gain on barging purchase	$13,200

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 and 2018

19.	COMMITMENTS & CONTINGENCY

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

20.	GOING CONCERN

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

21.	SUBSEQUENT EVENT

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements, except for the following:

Share Transfer Agreement

On April 22, 2019, AEC Southern UK sold 100% of equity interest of AEC Southern HK to AEC Management Ltd. Upon the execution and delivery of the Share Transfer Agreement, AEC Southern HK and its subsidiary became wholly-owned subsidiaries of AEC BVI.

AEC Southern UK Sale

On May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK to three individuals who were Ye Tian, Rongxia Wang and Weishou Li, for a consideration of 1,000,000 shares of outstanding shares of AEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited consolidated financial statements of the Company for the three months ended March 31, 2019 and 2018, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

American Education Center Inc. was incorporated in Nevada (“AEC Nevada”) in May 2014 as a holding company, and operates through its wholly owned subsidiaries, American Education Center, Inc., incorporated in the State of New York in 1999 (“AEC New York”), AEC Management Ltd., incorporated in the British Virgin Islands on October 23, 2018 (“AEC BVI”), and as of March 31, 2019, AEC Southern Management Co., Ltd., a company formed pursuant to the laws of England and Wales (“AEC Southern UK”) and the subsidiaries of AEC Southern UK.

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

AEC New York acquired 51% equity ownership in American Institute of Financial Intelligence LLC, a New Jersey limited liability company, a New Jersey limited liability company (“AIFI”) on July 10, 2018 from FIFPAC Inc. (“FIFPAC”), a New Jersey corporation, the then 100% owner of AIFI, pursuant to a Business Purchase Agreement with FIFPAC, Inc. AIFI currently does not have any active operating activities.

Corporate Reorganization

AEC BVI acquired AEC Southern HK and its subsidiary, AEC Southern Shenzhen, on April 22, 2019 pursuant to a share transfer agreement by and between the related parties, AEC BVI and AEC Southern UK, for a nominal consideration (the “AEC Southern HK Transfer”).

AEC Nevada sold 100% of the equity interest in AEC Southern UK, on May 1, 2019, to three individuals who were Ye Tian, Rongxia Wang and Weishou Li (the “New AEC Southern UK Shareholders”), for a consideration of 1,000,000 shares of outstanding shares of AEC (the “AEC Southern UK Sale”) pursuant to a share exchange agreement with the New AEC Southern UK Shareholders on May 1, 2019.

Accordingly, following the transactions underlying AEC Southern HK Transfer and AEC Southern UK Sale, AEC Southern UK is no longer a subsidiary of ours, and we operate AEC Southern HK and AEC Southern Shenzhen through AEC BVI. As of May 14, 2019, the corporate structure of the Company is illustrated as follows:

Our mission is to become a leading provider for international education services, and providing total solutions for technology in education field, as well as providing corporation advisory management services.

Currently, through AEC New York and AEC Southern Shenzhen we provide four types of consulting services:

●	Placement Advisory Services;
●	Career Advisory Services;
●	Student & Family Services; and
●	Other Advisory Services.

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

(2)	AEC Southern segment (including discontinued operations of AEC Southern UK) delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. through business referred by AEC New York. Currently, the revenue of AEC Southern all generated from AEC Southern Shenzhen.

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

Significant Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York, AEC BVI, and AEC Southern UK. All significant intercompany accounts and transactions have been eliminated in consolidation. On May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK to three individuals, Ye Tian, Rongxia Wang and Weishou Li, for a consideration of 1,000,000 shares of the Company. We have classified the operating results of AEC Southern UK as discontinued operations in the unaudited consolidated statement for all periods presented in this quarterly report on Form 10-Q.

As part of the process of preparing our unaudited consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2019, the Company does not have a liability for any unrecognized tax benefits.

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

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” for the three months ended March 31, 2019. We first evaluate our leases to determine whether they are classified as a finance lease or as an operating lease. A lease is a finance lease if any of the following criteria are met: (a) ownership transfers, (b) the lease includes an option to purchase the underlying asset, (c) the lease term is for the major part of the remaining economic life of the underlying asset, (d) the present value of the lease payments equals or exceeds the fair value of the underlying asset, or (e) the underlying asset is of a specialized nature that is expected to have no alternative use to the lessor at the end of the lease term. As such, all of our leases are classified as operating leases. We then determine whether the short-term exemption applies. The short-term exemption applies if the lease term 12 months or less and does not include a purchase option whose exercise is reasonably certain. If the short-term exemption applies then lease payments are recognized as expense and no asset or liability is recorded. If the short-term exemption does not apply, then we record an operating lease right-of-use asset and a corresponding operating lease liability equal to the present value of the lease payments. The ten-year commercial real estate lease we entered into in December 2014 did not meet the short-term exemption and, accordingly, we recorded the present value of the lease payments as a right-of-use asset and a lease liability in the unaudited consolidated balance sheet. We recognize expense on a straight-line basis over the life of the lease.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the modified retrospective approach, electing the package of practical expedients, and the practical expedient to not separate lease and non-lease components for operating leases. We also elected the modified retrospective approach that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. The current adjustment has been disclosed and presented on balance sheet.

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

The Company has assessed all newly issued accounting pronouncements released during the three months ended March 31, 2019, and through the date of this filing, and believes that none of them will have a material impact on the Company’s financial statements when or if adopted.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Quarterly Report on Form 10-Q. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the year ended December 31, 2018, as filed on April 16, 2019.

On May 1, 2019, the Company sold AEC Southern UK to three individuals pursuant to three individuals, Ye Tian, Rongxia Wang and Weishou Li. As a result, (1) the financial results of AEC Southern UK were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the first quarter of 2019; and (2) the related assets and liabilities associated with AEC Southern UK in the consolidated balance sheet for the three months ended March 31, 2018 and December 31, 2018, respectively, are classified as discontinued operations. See "Note 5 - Discontinued Operations" to our unaudited consolidated financial statements included in this report.

The Three Months Ended March 31, 2019, as Compared to the Three Months Ended March 31, 2018

	For the three months ended March 31,
	2019	2018	Variance	%
Key revenue streams:
Placement Advisory Services	$528,447	$56,001	$472,446	844%
Career Advisory Services	955,300	161,000	794,300	493
Student & Family Advisory	487,000	1,113,300	(626,300)	(56)
Total revenues	$1,970,747	$1,330,301	$640,446	48%
Gross Profit	$888,350	$284,162	$604,188	213%
Gross Margin	45%	21%

Revenue

●

Total revenues for the three months ended March 31, 2019, were $1,970,747, representing an increase of $640,446, or 48% from $1,330,301 for the same period in 2018. The increase was attributed mainly to the increase on service request. Total revenues for the three months ended March 31, 2019 were generated by the operations of AEC New York and AEC Southern Shenzhen which delivers customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

●

Our revenues from placement advisory services typically fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues for the three months ended March 31, 2019, from our placement advisory services increased by $472,446, or approximately 844% from $56,001 for the same period in 2018. The increase in our placement advisory services was due to the increased local service request from our partners and reclassification the revenue line. Revenues for our career advisory services increased by $794,300, or 493% from $161,000 for the same period in 2018, primarily due to the increased the local service request for student planning to work back to home country and reclassification the revenue line from Student & Family Advisory services. Revenues from student & family advisory services decreased by $626,300 from $1,113,300 for the same period in 2018, mainly because we reclassified revenues that would previously be classified as student & family advisory services, to Placement Advisory Services and Career Advisory Services.

●

The recent sharp decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. Hence, to mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and accelerating mergers and acquisitions.

Gross Profit & Gross Margin

●

Our gross profit for the three months ended March 31, 2019, was $888,350, representing an increase of $604,188, or 213% from $287,162 for the three months ended March 31, 2018. The increase was attributed mainly to a decline in outsourcing services and efficient work from our vendors.

●	Our gross margin was approximately 45% for the three months ended March 31, 2019, compared to approximately 21% for the same period in 2018.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the three months ended March 31,
	2019	2018	Variance	%
Operating expenses
Selling and marketing	$139,289	$14,000	$125,289	895%
General and administrative	392,837	460,585	(67,748)	(15)
Total operating expenses	$532,126	$474,585	$57,541	12%
Provision for income taxes	$-	$20	$(20)	(100)%

Operating Expenses

●	Total operating expenses increased by $57,541 or 12% as compared to the three months ended March 31, 2018. The increase was mainly due to the increase in selling and marketing expense to expanding local services on new services promotion. The decrease in general and administrative expense was mainly due to decreases in professional fee for approximately $14,000, travel expense for approximately $11,000, and other office expense for approximately $13,000.

Income Tax Expense

●	Income tax expenses of $0 and $20 for the three months ended March 31, 2019 and 2018, respectively, represent the net effect of our net losses for the periods presented.

Net Profit

●	Net profit was $83,896 for the three months ended March 31, 2019, as compared to the net loss for the three months ended March 31, 2018, mainly due to our higher gross profit the three months ended March 31, 2019 as a result of reduced outsourcing to third party vendors, and a decrease in bad debt expense from AEC Southern UK.

Liquidity and Capital Resources

Discontinued Operations

On May 1, 2019, the Company sold AEC Southern UK to three individuals pursuant to three individuals, Ye Tian, Rongxia Wang and Weishou Li. As a result, (1) the financial results of AEC Southern UK were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the first quarter of 2019; and (2) the related assets and liabilities associated with AEC Southern UK in the consolidated balance sheet for the three months ended March 31, 2018 and December 31, 2018, respectively, are classified as discontinued operations. See "Note 5 - Discontinued Operations" to our unaudited consolidated financial statements included in this report.

Cash Flows and Working Capital

As of March 31, 2019, we had cash of $1,841,066, a decrease of $144,067 from $1,985,133 as of December 31, 2018 for continuing operations. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Three Months ended March,
	2019	2018	Variance	%
Net cash used for operating activities
Net cash used for continuing operating activities	$(569,219)	$(3,049,278)	$2,480,059	(81)%
Net cash provided by discontinued operating activities	275,000	1,965,925	(1,690,925)	(86)
Net cash used for operating activities	$(294,219)	$(1,083,353)	$789,134	(73)%

Net cash provided by financing activities
Net cash provided by continuing financing activities	$148,987	$-	$148,987	100%
Net cash provided by discontinued financing activities	-	-	-	NM
Net cash provided by financing activities	$148,987	-	148,987	100%

Effect of exchange rates changes on cash	1,165	11,484	(10,319)	(90)
Net change in cash	$(144,067)	$(1,071,869)	$927,802	(87)%

Cash Flow from Operating Activities

●

Net cash used in continuing operating activities for the three months ended March 31, 2019 was $569,219, increased by $2,480,059, or 81% for the three months ended March 31, 2018. Net cash Net cash provided by discontinued operating activities was $275,000 for the three months ended March 31, decreased by $1,690,925, or 86% for the three months ended March 31, 2018.

●	Net cash used in operating activities for the three months ended March 31, 2019, was $144,067, decreased by $927,802, or 87% for the three months ended March 31, 2018. The decrease in net cash used in operations in 2019 was primarily attributable to faster payment to our service providers and increased advanced payments for the services provided for our current clients.

Cash Flow from Investing Activities

●	We had no cash flow from investing activities for three months ended March 31, 2019 and 2018.

Cash Flow in Financing Activities

●	We had a non-interest bearing, short-term loan from stockholder for $148,987 (translated from RMB1,000,000) on January 18, 2019 provided by continuing financing activities. We had no cash flow from financing activities during the three months ended March 31, 2018.

Working Capital

The following table sets forth our working capital from continuing operations:

	March 31,	December 31,
	2019	2018	Variance	%

Total current assets from continuing operations	$5,756,369	$5,192,079	$564,290	11
Total current liabilities from continuing operations	3,610,324	3,225,784	384,540	12
Working capital	$2,146,045	$1,966,295	$179,750	9
Current ratio	1.60	1.61

●

As of March 31, 2019, we had a working capital surplus of $2,146,045, an increase of $179,750 from a working capital surplus of $1,966,295 as of December 31, 2018. The increase in working capital surplus represents the net effect of increased service request, seasonality and the latest borrowed short-term loan.

●	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. We believe we have adequate working capital to fund future growth activities.

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

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that except for the disclosure made in “—Corporate Reorganization,” no other subsequent event or transactions have occurred that required recognition or disclosure in our consolidated financial statements except for the following.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

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

During the three months ended March 31, 2019, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO has concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of March 31, 2019. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

We have identified the following deficiencies, we have limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Additionally, we have inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes in our accounting system, partly as a result of our limited size and accounting staff. We have taken steps to remediate these issues and expect to have improved controls and documentation in place by December 31, 2019.

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

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no other unregistered sale of equity securities during the three months ended March 31, 2019.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment filed with the Secretary of State of the State of Nevada dated November 8, 2018 (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 19, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)
10.1	Loan Agreement by and between American Education Center, Inc. and Hillary Merchant Inc. (incorporated by reference to Form 10-Q, Exhibit 10.1, filed with the Securities and Exchange Commission on June 29, 2015)
10.2	Agreement of Lease by and between American Education Center, Inc. and Fieldstone Capital Inc. (incorporated by reference to our Form 10-Q, Exhibit 10.2, filed with the Securities and Exchange Commission on June 29, 2015)
10.3	Service Agreement by and between American Education Center, Inc. and AEC Southern (Shenzhen) Management Co., Ltd. (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on January 6, 2017)
10.4	Employment Agreement by and between American Education Center, Inc. and Max Pu Chen (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on August 30, 2017)
10.5	License Agreement by and between American Education Center, Inc. and Max P. Chen (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on October 23, 2017)
10.6	Strategic Partnership Agreement by and between American Education Center, Inc. and Oxbridge International Education Group (incorporated by reference to Form 8-K, Exhibit 99.2, filed with the Securities and Exchange Commission on December 5, 2017)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Furnished herewith.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Education Center

	By:	/s/ Max P. Chen
	Name:	Max P. Chen
Dated: May 20, 2019	Title:	President, Sole Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary

