Form 10-Q
period 2019-06-30
AMERICAN EDUCATION CENTER, INC.
filed 2019-08-19
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,797,113 shares of common stock, $0.001 par value, as of August 19, 2019.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,769,142	$1,985,133
Accounts receivable, net of allowance for doubtful accounts of $1,584,713 and $1,189,147 at June 30, 2019 and December 31, 2018, respectively	3,239,450	2,906,231
Prepaid expenses	424,901	300,715

Total current assets	5,433,493	5,192,079

Noncurrent assets:
Deferred compensation	-	-
Deferred income taxes	142,598	428,206
Intangible asset, net	346,317	420,407
Operating lease right-of-use asset	2,310,795	-
Security deposits	284,270	266,021

Total noncurrent assets	3,083,980	1,114,634

Total assets of continuing operations	8,517,473	6,306,713

Assets of discontinued operations, net	-	917,059

TOTAL ASSETS	$8,517,473	$7,223,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,600,111	$2,792,388
Taxes payable	62,482	-
Deferred revenue	295,350	252,925
Advances from clients	11,366	34,892
Short-term loan from related party	436,885	-
Long-term loan due within a year	145,579	145,579
Operating lease liability - current portion	296,624	-

Total current liabilities	3,848,397	3,225,784

Noncurrent liabilities:
Deferred rent	-	221,461
Operating lease liability	2,249,254	-
Long-term loan	-	-

Total liabilities of continuing operations	6,097,651	3,447,245

Liabilities of discontinued operations	-	1,881,404

Total liabilities	6,097,651	5,328,649

Stockholders’ equity:
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized 25,000,000 and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	25,000	25,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 56,797,113 shares issued and 55,797,113 outstanding at June 30, 2019 and December 31, 2018 respectively	56,797	56,597
Shareholder's Equity	-
Additional paid-in capital	8,267,930	8,206,130
Treasury stock at cost, 1,000,000 shares at $0.66 per share	(660,000)	-
Subscription receivables	(575,929)	(719,911)
Retained earnings	(4,734,202)	(5,714,688)
Accumulated other comprehensive income	(12,693)	(13,865)
Total controlling interest	2,366,902	1,839,263
Noncontrolling Interest	52,920	55,860

Total stockholders' equity	2,419,822	1,895,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,517,473	$7,223,772

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$1,169,044	$1,768,500	$3,139,791	$3,098,801
Cost of revenues	686,290	970,161	1,768,687	2,016,300
Gross profit	482,754	798,339	1,371,104	1,082,501

Operating expenses:
Selling and marketing	61,960	49,415	201,249	63,415
General and administrative	1,059,041	461,487	1,451,878	922,072
Total operating expenses	1,121,001	510,902	1,653,127	985,487

Loss (income) from operations	(638,247)	287,437	(282,023)	97,014
Other income	95	144	1,297	668

Loss (income) before provision for income taxes	(638,152)	287,581	(280,726)	97,682
Provision for income taxes	366,076	43,792	366,076	43,812

Net (loss) income from continuing operations including noncontrolling interest	$(1,004,228)	$243,789	$(646,802)	$53,870

Net income (loss) from discontinued operations, net of income taxes benefit	653,474	(1,854,531)	928,475	(3,488,541)

Net income (loss) including noncontrolling interest	(350,754)	(1,610,742)	281,673	(3,434,671)
Less: Net (loss) attributable to noncontrolling interest	(1,470)	-	(2,940)	-
Net (loss) attributable to American Education Center	$(349,284)	$(1,610,742)	$284,613	$(3,434,671)

Net income (loss) including noncontrolling interest	$(350,754)	$(1,610,742)	$281,673	$(3,434,671)
Other comprehensive (loss) income
Foreign currency translation gain (loss)	6	(16,394)	1,171	(4,910)
Comprehensive (loss) including noncontrolling interest	$(350,748)	(1,627,136)	$282,844	(3,439,581)
Less: Comprehensive (loss) attributable to noncontrolling interest	(1,470)	-	(2,940)	-
Comprehensive income (loss) attributable to American Education Center	$(349,278)	$(1,627,136)	$285,784	$(3,439,581)

Loss (income) earnings per common share - basic and diluted
Income (loss) from continuing operations	$(0.02)	$0.01	$(0.01)	$0.00
Income (loss) from discontinued operations	$0.01	$(0.04)	$0.02	$(0.08)
Net income (loss) earnings per common share - basic and diluted	(0.01)	(0.04)	0.01	(0.08)

Weighted average shares
Outstanding, basic and diluted	56,058,483	41,350,000	56,058,483	41,350,000

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$281,673	$(3,434,671)
(Loss) income from discontinued operation, net of income taxes	-	3,488,541
Adjustments to reconcile net income including noncontrolling interest to net cash (Used in) operating activities:
Deferred tax (benefit) provision	285,608	(18,384)
Deferred rent expense	(20)	16,512
Amortization of right-of-use asset	127,538	-
Initial payment of lease	(15,399)	-
Stock-based compensation expense	62,000	-
Provision for doubtful accounts	395,566	-
Amortization expense for learning platform	6,000	-
Gain from disposal of the discontinued operation, net of income taxes	(928,475)	-
Amortization expense	68,090	68,090
Change in operating assets and liabilities:
(Increase) in Security Deposit	(18,249)	-
(Increase) in accounts receivable	(728,785)	(1,809,243)
(Increase) in prepaid expenses	(124,186)	(55,898)
(Decrease) increase in accounts payable and accrued expenses	(192,277)	897,312
Increase in taxes payable	62,482	11,267
Increase in deferred revenue	42,425	279,924
(Decrease) in lease liabilities	(98,494)	-
(Decrease) in advances from clients	(23,526)	(14,918)
Net cash (used in) continuing operating activities	(798,029)	(571,468)
Net cash (used in) discontinued operating activities	-	(483,606)
Net cash (used in) operating activities	(798,029)	(1,055,074)

Cash flows from financing activities:
Loan from stockholder	580,867	-
Net cash provided by continuing financing activities	580,867	-
Net cash provided by discontinued financing activities	-	-
Net cash provided by financing activities	580,867	-

Effect of exchange rates changes on cash	1,171	(4,910)

Net change in cash	(215,991)	(1,059,984)
Cash at beginning of period	1,985,133	2,720,985

Cash at end of period	$1,769,142	$1,661,001
Less cash of discontinued operations - end of period	-	50,391
Cash of continuing operations - end of period	1,769,142	1,610,610

Supplemental disclosure of cash flow information

Cash paid for income taxes	$30,162	$25,764

Cash paid for interest	$10,918	$7,279

NON-CASH TRANSACTIONS
Disposal of subsidiary by reacquiring stock and debt forgiven	$928,475	$-
Initial recognition of operating lease right-of-use asset	$2,438,332	$-
Operating lease liabilities	$2,644,373	$-

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019

					Additional	Treasury				Accumulated other
	Common stock		Series B Preferred Stock		paid-in	Stock		Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	earnings	income	Interest	Total

Balance as of December 31, 2018	56,597,113	$56,597	25,000,000	$25,000	$8,206,130		$-	$(719,911)	$(5,714,688)	$(13,865)	$55,860	$1,895,123

Realization upon disposal of subsidiary by reacquiring stock	(1,000,000)					1,000,000	(660,000)		695,873			35,873
Net income									284,613		(2,940)	281,673
Issuance of common stock for services	200,000	200			61,800							62,000
Issuance of common stock for cash								143,982				143,982
Foreign currency translation income										1,171		1,171

Balance as of June 30, 2019	55,797,113	$56,797	25,000,000	$25,000	$8,267,930	1,000,000	$(660,000)	$(575,929)	$(4,734,202)	$(12,694)	$52,920	$2,419,822

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

AEC Southern UK held 100% equity interest in AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) incorporated on December 29, 2015, with a registered capital of HK$10,000. AEC Southern UK owned 100% equity interest in Qianhai Meijiao Education Consulting Management Co., Ltd., a foreign wholly owned subsidiary incorporated pursuant to PRC laws (“AEC Southern Shenzhen”) on March 29, 2016, with a registered capital of RMB 5,000,000.

On May 1, 2019, the Company sold 100% of the equity interest in AEC Southern UK to three individuals who were Ye Tian, Rongxia Wang and Weishou Li, for a consideration of 1,000,000 shares of outstanding shares of AEC Nevada.

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS (continued)

The Company’s corporate structure is as follows:

Headquartered in New York with operations in PRC (People’s Republic of China), the Company covers two market segments through two subsidiaries:

(1)	AEC New York capitalizes on the rising demand of middle-class families in China for quality education and work experiences in the United States (“US”) and delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC Southern all generated from AEC Southern Shenzhen.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains an allowance for doubtful accounts, periodically evaluates its accounts receivable balances and makes general and/or specific allowances when there is doubt as to their collectability. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts receivable are written off against the allowance only after exhaustive collection efforts. As of June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $1,142,088 and $1,189,147 for AEC NY, $0 and $0 for AEC BVI, and $4,595,823 and $4,595,823 for AEC UK, which is now discontinued operating, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Prior the disposal of AEC Southern UK on May 1, 2019, AEC Southern UK delivers customized corporate training and advisory services. It received monthly non-refundable retainer payments and recognizes revenue when services are rendered.

AEC Shenzhen delivers customized high school and college placement and career advisory services. Fees related to such advisory services are generally paid to the Company in advance and they are recorded as deferred revenue. Revenues are recognized proportionally as services are rendered or upon completion.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The Company is subject to Federal corporate income tax in the US at 21%. No provisions for income taxes for the United States have been made for the six months ended June 30, 2019 due to the taxable income offset by net operating loss in prior year.

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

Since AEC Southern UK had no PE in UK as May 1, 2019 and had no UK-Source income during 2018, the Company is not subject to tax on non-UK source income. The Company took full allowance of deferred tax assets which the Company does not expect to utilize in the near future.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of June 30, 2019 and December 31, 2018, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at two commercial banks in the US, two commercial banks in the PRC and one commercial bank in Hong Kong. The Federal Deposit Insurance Corporation covers funds held in US banks and insures $250,000 per depositor, per insured bank, for each account ownership category. Funds held in the PRC banks are covered by Deposit Insurance Ordinance (index: 000014349/2015-00031) that insures RMB500,000 for the total of all depository accounts. The Hong Kong Deposit Protection Board covers funds held in HK banks and it insures HK$500,000 per bank for the total of all depository accounts. As of June 30, 2019, the Company’s US bank accounts had cash balances in excess of federally insured limits of approximately $1,105,860. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the six months ended June 30, 2019 and 2018:

	2019
	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$1,611,820	51.3%	$1,534,441	32.1%
Customer 2	$798,800	25.4%	1,193,345	25.0%

	2018

	Gross Revenue	Percentage	Accounts Receivable	Percentage

Customer 1	$777,400	25.1%	$1,075,240	21.4%
Customer 2	541,500	17.5%	647,368	12.9%
Customer 3	412,000	13.3%	143,600	2.9%
Customer 4	311,700	10.1%	389,540	7.8%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

5.	DISCONTINUED OPERATIONS

On May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK to three individuals who were Ye Tian, Rongxia Wang and Weishou Li, for a consideration of 1,000,000 shares of outstanding shares of AEC Nevada which was valued at $660,000 and the debt owed to AEC Southern UK in the amount of $268,475 was forgiven by AEC Southern UK. The Company has classified the results of AEC Southern UK as discontinued operations in the unaudited consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. The Company recognized a gain of $928,475 from the disposition.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations for the years ended June 30, 2019 and 2018 from discontinued operations have been classified to loss from discontinued operations line on the accompanying consolidated statements of operations and comprehensive loss presented herein. The assets and liabilities also have been classified as discontinued operations in the Company’s consolidated financial statements as of June 30, 2019 and December 31, 2018.

The carrying amount of the major classes of assets and liabilities of discontinued operation as of May 1, 2019 and December 31, 2018 consist of the following:

	May 1, 2019	December 31, 2018
Assets of discontinued operation:
Current assets:
Cash and cash equivalents	$391	$391
Accounts receivable	4,864,297	4,595,823
Allowance for doubtful account	(4,595,823)	(4,595,823)
Deferred compensation	550,001	916,668
Total assets of discontinued operation	$818,866	$917,059

Liabilities of discontinued operation:		$-
Current liabilities:
Accounts payable	$1,881,404	$1,881,404
Other payables	-	-
Total liabilities of discontinued operation	$1,881,404	$1,881,404

The summarized operating result of discontinued operation included in the Company’s consolidated statements of operation consist of the following:

From January 1 to May 1, 2019
Revenues	$-
Cost of revenues	-
Gross profit	-
Operating expenses	(366,667)
Other income (expenses), net	-
Loss before income tax	(366,667)
Income tax expense	-
Loss from discontinued operation	(366,667)
Total loss from discontinued operations, net of income taxes	$(366,667)

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

6.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO evaluates the business from a geographic perspective, assesses performance and allocates resources on this basis. The reportable segments are as follows:

Prior discontinued operations, the Company has two operating segments: AEC New York and AEC BVI.

•	AEC New York delivers placement, career and other advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC BVI all generated from AEC Southern Shenzhen.

The following table shows an analysis segment assets and liabilities of continuing and discontinued operations as of June 30, 2019 and December 31, 2018:

		June 30, 2019
	AEC New York	AEC BVI	AEC Southern	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$7,570,967	$946,505	$-	$8,517,473
Segment assets of discontinued operations	-	-	-	-
Segment assets	$7,570,967	$946,505	$-	$8,517,473
Segment liabilities
Segment liabilities from continuing operations	$5,226,035	$871,616	$-	$6,097,651
Segment liabilities of discontinued operations	-	-	-	-
Segment liabilities	$5,226,035	$871,616	$-	$6,097,651

		December 31, 2018
	AEC New York	AEC BVI	AEC Southern	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$6,206,780	$99,933	$-	$6,306,713
Segment assets of discontinued operations	-	-	917,059	917,059
Segment assets	$6,206,780	$99,993	$917,059	$7,223,772
Segment liabilities
Segment liabilities from continuing operations	$3,394,637	$52,608	$-	$3,447,245
Segment liabilities of discontinued operations	-	-	1,881,404	1,881,404
Segment liabilities	$3,394,637	$52,608	$1,881,404	$5328,649

The Company recorded a total gain of $928,475 from disposal of discontinued operation, including current period of operation loss of $366,667 before disposal. The investment in subsidiary account in AEC NY was adjusted to $0 in 2018 due to the operation loss of discontinued operation.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

6.	SEGMENT REPORTING (Continued)

Revenues from external customers, and gross profit for each business are as follows:

	For the six months ended June 30, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$798,800	$33,716	$528,447
Career advisory	1,817,275	-	955,300
Student & Family advisory	487,000	-	487,000
Other advisory	3,000	-	3,000
Total revenue from continued operations	$3,106,075	$33,716	$3,139,791
Total revenue from discontinued operations	-	-	-
Gross profit	$1,337,388	$33,716	$1,371,104

	For the three months ended June 30, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$305,000	$(931)	$304,069
Career advisory	861,975	-	861,975
Student & Family advisory	-	-	-
Other advisory	3,000	-	3,000
Total revenue from continued operations	$1,169,975	$(931)	$1,169,044
Total revenue from discontinued operations	-	-	-
Gross profit	$483,685	$(931)	$482,754

	For the six months ended June 30, 2018
	AEC New York	AEC BVI	Total
Segment revenue:
Corporate training & advisory	$-	$-	$-
Placement advisory	263,101	-	263,101
Career advisory	601,500	-	601,500
Student & Family advisory	2,234,200	-	2,234,200
Total revenue	$3,098,801	$-	$3,098,801
Gross profit	$1,082,501	$-	$1,082,501

	For three months ended June 30, 2018
	AEC New York	AEC BVI	Total
Segment revenue:
Corporate training & advisory	$-	$-	$-
Placement advisory	207,100	-	207,100
Career advisory	440,500	-	440,500
Student & Family advisory	1,120,900	-	1,120,900
Total revenue	$1,768,500	$-	$1,768,500
Gross profit	$798,339	$-	$798,339

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

7.	DEFERRED COMPENSATION

On October 31, 2016 (the “Grant Date”), 1,500,000 common stock of the Company were granted to AEC Southern UK’s CEO that are expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the Grant Date, $210,000 was recognized as deferred compensation, which was expensed over the three-year vesting period using the straight-line method. On December 31, 2017, the remaining deferred compensation was expensed due to the resignation of AEC Southern UK’s CEO.

On December 31, 2016, 6,000,000 stock of the Company were granted to the AEC Southern UK’s Chairman and are expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On December 31, 2016, $3,300,000 was recognized as deferred compensation, which was expensed over the remaining two year and ten months using the straight-line method. Before the disposal, the remaining deferred compensation was $550,001.

Stock compensation expense was $366,664 for the four months before the disposal of AEC Southern UK.

8.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office and the office in Shenzhen, China of $284,270 and $266,021 as of June 30, 2019 and 2018.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

9.	INVESTMENTS

Investment Valuation

The Company continually reviews its investments to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value; the financial condition, operating performance and the prospects of the equity investee; and other company specific information such as industry data, general economic conditions, cash flows forecasts or any recent financing rounds. If the decline in fair value is deemed to be other than temporary, the carrying value of the equity investee is written down to fair value.

On July 10, 2018, the Company issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to FIFPAC, Inc., the 100% equity owner of AIFI (the “Seller”), at a purchase price of $0.48 per share, in exchange for 51% equity ownership of the AIFI pursuant to the Purchase Agreement. Refer to Footnote 16 Business Acquisition.

10.	INTANGIBLE ASSET, NET

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. The gross carrying amount and accumulated amortization of this asset as of June 30, 2019 and 2018 are as follows:

	June 30,	December 31,
	2019	2018

Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	120,000
Less: accumulated amortization	(386,497)	(312,407)

Intangible asset - net	$346,317	$420,407

For the three and six months ended June 30, 2019 and 2018, amortization expense was $37,045, $74,090 and $34,045, $68,090, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,

2019	74,091
2020	148,181
2021	46,045
2022	12,000
2022	66,000

Total	$346,317

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

11.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of June 30, 2019 and 2018 were $295,350 and $299,924, respectively.

12.	RELATED-PARTY TRANSACTIONS

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

The Company borrowed $436,885 (translated from ¥3,000,000) from the shareholder during the six months ended June 30, 2019. The amounts due to related party were $436,885 and $0 as of June 30, 2019 and December 31, 2018, respectively. The amounts are non-interest bearing, non-secure and due on demand.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

13.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The remaining is to be repaid on December 13, 2019. Interests are expected to be paid on the last day of each quarter from 2015 to 2019, except for the last payment which shall be made on December 12, 2019. The outstanding balance was $145,579 as of June 30, 2019.

Interest expenses for the three months ended June 30, 2019 and 2018 were $10,918 and $7,279, respectively.

14.	OPERATING LEASE RIGHT-OF-USE ASSET / OPERATING LEASE LIABILITY

In December 2014, the Company entered into a lease for 10,086 square feet of office space in New York, NY, with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,065 per month for financial statement purposes.

We determined the present value of the future lease payments using a discount rate of 8.5%, our incremental borrowing rate based on current SBA loan rate, resulting in an initial right-of-use asset of $2,016,142 and lease liability of $2,237,583, which are being amortized ratably over the term of the lease.

In May 2019, the Company entered into a lease of office space in Shenzhen, Guangdong, PRC with an unrelated party, expiring on April 30, 2024. The lease commenced on May 1, 2019. We determined the present value of the future lease payment using a discount rate of 8.5%, our incremental borrowing rate based on current SBA loan rate, resulting in an initial right-of-use asset of $414,157 and lease liability of $399,048, which are being amortized ratably over the term of the lease.

As of June 30, 2019, the balance of the right-of-use asset was $2,310,795, and lease liability was $2,545,878 (including $296,624 for current portion and $2,249,254 for noncurrent portion).

Rent expense was approximately $102,195, $225,078, and $88,081, $204,390 for the three months and six months ended June 30, 2019 and 2018, respectively.

Future minimum lease commitments are as follows on June 30, 2019:

Year Ending December 31,	Gross Lease Payment

2019	240,720
2020	512,125
2021	538,483
2022 and thereafter	1,920,603
$3,211,931
Less: Present value adjustment	(666,053)
Operating lease liability	$2,545,878

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

15.	Income taxes

The component of deferred tax assets at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018

Net operating loss carryforwards	244,378	727,000
Allowance for bad debt	574,330	432,202
Accelerated Depreciation	(27,990)	(38,895)
Allowance for deferred tax asset	(648,120)	(692,101)
Deferred tax asset, net	$142,598	$428,206

The provision for income taxes and deferred income taxes for the three months and six months ended June 30, 2019 and 2018 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Current:
Federal	$44,667	$24,969	$44,667	$24,969
State	35,536	18,843	35,536	18,843
Foreign	265	40,639	265	(313,803)
Total current	80,468	84,451	80,468	(269,991)

Deferred:
Federal	164,322	6,294	164,322	20,432
State	121,286	12,090	232,386	20,393
Foreign	-	17,273	-	(59,209)
Total deferred	285,608	35,657	285,608	(18,384)

Total	$366,076	$120,108	$366,076	$(288,375)

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US. The Company is subject to income tax examinations of US federal, state, and city for 2018, 2017 and 2016 tax years. The Company is not currently under examination nor has it been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

15.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the three months and six months ended June 30, 2019 and 2018 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Tax at federal statutory rate	21.0%	(21.0)%	21.0%	(21.0)%
State and local taxes, net of federal benefit	11.0	(11.0)	11.0	(11.0)
Tax impact of foreign operations	-	3.9	-	(10.0)
Non-deductible/ non-taxable items	-	36.2	-	34.3

Total	32%	8.1%	32%	(7.7)%

16.	FINANCIAL INSTRUments

Fair values

The Company’s financial instruments from continuing operations approximate include cash and cash equivalents and prepaid expenses and other current assets which approximate to fair value due to their short-term nature and include cash accounts. The Company’s borrowings approximate fair value as the rates of interest are similar to what they would receive from other financial institutions. The carrying amounts of these financial assets and liabilities are a reasonable estimate of their fair values because of their current nature.

The Company’s financial instruments from discontinued operations include cash and cash equivalents, net accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, advance from customers, and income tax payable. The carrying amounts of these financial instruments are a reasonable estimate of their fair values because of their current nature.

The following table summarizes the carrying values of the Company’s financial assets and liabilities:

	June 30, 2019	December 31, 2018
Cash and cash equivalents of continuing operations	$1,769,142	$1,985,133
Accounts receivable, prepaid expenses and other current assets	3,239,450	3,206,946
Other assets of discontinued operations	-	917,059
Other financial liabilities(i)	3,848,397	3,225,784
liabilities of discontinued operations	$-	$1,881,404

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

16.	FINANCIAL INSTRUments (Continued)

(i)	Accounts payable, accrued expenses and other current liabilities, advance from customers, and income tax payable.

The Company classifies its fair value measurements in accordance with the three-level fair value hierarchy as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices), and

Level 3 – Inputs that are not based on observable market data.

The financial assets and liabilities carried at fair value on a recurring basis at June 30, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$1,769,142	$-	$-	$1,769,142
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations		-	-	-
Total Financial assets	$1,769,142	$-	$-	$1,769,142
Financial Liabilities
Other liabilities of continuing operations	$3,848,397	$-	$-	$3,848,397
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$3,848,397	$-	$-	$3,848,397

The financial assets and liabilities carried at fair value on a recurring basis at June 30, 2018 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$1,985,133	$-	$-	$1,985,133
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations	-	-	-	-
Total Financial Assets	$1,985,133	$-	$-	$1,985,133
Financial Liabilities
Other liabilities of continuing operations	$3,225,784	$-	$-	$3,225,784
Other liabilities of discontinued operations	1,881,404	-	-	1,881,404
Total Financial Liabilities	$5,328,649	$-	$-	$5,328,649

Interest rate and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash and cash equivalents, and net accounts receivable. The Company minimizes the interest rate and credit risk of cash by placing deposits with financial institutions located in the United States and Mainland China. Management believes that there is no significant credit risk arising from the Company’s financial instruments.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

16.	FINANCIAL INSTRUments (Continued)

Financial assets past due

The following table provides information regarding the aging of financial assets that are past due, but which are not impaired at June 30, 2019:

	Less than 90 days	90 days to 1 year	Over 1 year	Carrying Value
Accounts receivable, net	$1,086,900	$2,152,550	$-	$3,239,450

The Company determines past due amounts by reference to terms agreed with individual clients. None of the net amounts outstanding have been challenged by the respective clients and the Company continues to conduct business with them on an ongoing basis and does not consider its current accounts receivable to be past due.

17.	STOCK OPTIONS

The Company did not grant any stock options during the six months ended June 30, 2019.

The following is a summary of stock option activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2018	3,200,000	$2.45	6.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at June 30, 2019	3,200,000	$2.45	4.37 years	$-

Vested and expected to vest at June 30, 2019	2,266,666	$1.57	2.95 years	$-

Exercisable at June 30, 2019	2,266,666	$1.57	2.95 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the six months ended June 30, 2019 and 2018.

There was no compensation expense related to any of the options above because the value ascribed to these options was not material.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

18.	COMMON STOCK

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

In May 2019, the Company entered into agreements that issued an aggregate of 200,000 shares of the Company’s common stock to 4 individuals who have been service providers to the Company for services provided.

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

19.	SERIES B PREFERRED STOCK

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

20.	BUSINESS ACQUISITION

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

The following table summarizes the consideration paid and the amounts of net assets acquired as of the date of acquisition:

Fair value of net asset acquired (AIFI’s net identified assets)	$120,000
Less:
Fair value of consideration transferred (FMV of AEC’s 100k shares issued)	(48,000)
Fair value of noncontrolling interest (120k x 49%)	(58,800)
$(106,800)

Gain on barging purchase	$13,200

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018

21.	COMMITMENTS & CONTINGENCY

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

22.	GOING CONCERN

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

23.	SUBSEQUENT EVENT

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Education Center Inc. was incorporated in Nevada (“AEC Nevada”) in May 2014 as a holding company, and operates through its wholly owned subsidiaries, American Education Center, Inc., incorporated in the State of New York in 1999 (“AEC New York”), AEC Management Ltd., incorporated in the British Virgin Islands on October 23, 2018 (“AEC BVI”) and the subsidiaries of AEC BVI. As of June 30, 2019, AEC Southern Management Co., Ltd., a company formed pursuant to the laws of England and Wales (“AEC Southern UK”)

AEC New York was approved and licensed by the Education Department of the State of New York in 1999 to engage in education consulting service between the U.S. and China. For approximately 20 years, AEC New York has devoted itself to international education exchange between China and the U.S., by providing education and career enrichment opportunities for students, teachers, and educational institutions from both countries.

AEC Nevada acquired AEC Southern Management Co., Ltd., a company formed pursuant to the laws of England and Wales (“AEC Southern UK”) and its subsidiaries in 2016 pursuant to a share exchange agreement AEC Southern UK held 100% of the equity interests in AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) incorporated on December 29, 2015, with a registered capital of HK$10,000. AEC Southern HK owned 100% of the equity interests in Qianhai Meijiao Education Consulting Management Co., Ltd., a foreign wholly owned subsidiary incorporated pursuant to the People’s Republic of China (the “PRC”) laws (“AEC Southern Shenzhen”) on March 29, 2016, with a registered capital of RMB5,000,000. AEC Nevada, AEC New York, AEC Southern UK and its subsidiaries are referred to as the “Company” hereinafter. AEC Southern UK, via its operating entity in the PRC, AEC Southern Shenzhen, served as a local platform for expanding the Company’s business in mainland China. Shenzhen, in the province of Guangdong, is designated by the PRC as a Special Economic Zone (“SEZ”) City. SEZs are granted a more free-market oriented economic and regulatory environment, with business and tax policies designed to attract foreign investment and technology.

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

Accordingly, following the transactions underlying AEC Southern HK Transfer and AEC Southern UK Sale, AEC Southern UK is no longer a subsidiary of ours, and we operate AEC Southern HK and AEC Southern Shenzhen through AEC BVI. As of June 30, 2019, the corporate structure of the Company is illustrated as follows:

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

Additionally, recognizing the needs for enterprise training in China, from October 2016 to late 2018, we also delivered customized corporate training and advisory services to customers in China in the food industry to help them meet the related regulatory standards. The demand for such corporate training and advisory services in China has escalated in recent years and is driven mainly by China’s growing economy and desire to improve its competitiveness by meeting or setting international standards.

Headquartered in New York with operations in the PRC, the Company, during fiscal year ended December 31, 2018 operated, and currently operates in two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education in the U.S. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. through business referred by AEC New York. Currently, the revenue of AEC BVI all generated from AEC Southern Shenzhen.

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

We provide placement services through both AEC New York and AEC BVI. AEC New York refers businesses to AEC Southern Shenzhen when clients in the PRC need local support.

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

The Company has assessed all newly issued accounting pronouncements released during the three months and six months ended June 30, 2019, and through the date of this filing, and believes that none of them will have a material impact on the Company’s financial statements when or if adopted.

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

The Three Months Ended June 30, 2019, as Compared to the Three Months Ended June 30, 2018

	For the three months ended June 30,
	2019	2018	Variance	%
Key revenue streams:
Placement Advisory Services	$304,069	$207,100	$96,969	47%
Career Advisory Services	861,975	440,500	421,475	96
Student & Family Advisory	-	1,120,900	(1,120,900)	(100)
Other Advisory	3,000	-	3,000	100
Total revenues	$1,169,044	$1,768,500	$(599,456)	(34)%
Gross Profit	$482,754	$798,339	$(315,585)	(40)%
Gross Margin	41%	45%

Revenue

●	Total revenues for the three months ended June 30, 2019, were $1,169,044, representing a decrease of $599,456, or 34% from $1,768,500 for the same period in 2018. The decrease was attributed mainly to the decrease on service request. Total revenues for the three months ended June 30, 2019 were generated by the operations of AEC New York and AEC Southern Shenzhen which delivers customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

●	Our revenues from placement advisory services typically fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues for the three months ended June 30, 2019, from our placement advisory services increased by $96,969, or approximately 67% from $207,100 for the same period in 2018. The increase in our placement advisory services was due to the increased local service request from our partners and reclassification the revenue line. Revenues for our career advisory services increased by $421,475, or 96% from $440,500 for the same period in 2018, primarily due to the increased the local service request for student planning to work back to home country and reclassification the revenue line from student & family advisory services. For the second quarter in 2019, the revenue from student & family advisory services decreased from $1,120,900 for the same period in 2018, mainly because the decrease on service request and we reclassified revenues that would previously be classified as student & family advisory services, to Placement Advisory Services and Career Advisory Services. Revenues from the other advisory services increased by $3,000 from the revenue for the three months ended June 30, 2018, mainly due to the increased service request.

●	Due to the benefits of Talents Policy that Chinese government offers to the overseas Chinese students and the changing policy from the U.S. governments, our target clients who are recently graduated or in the graduating class, shows desires going back to China instead of staying in the U.S., which leads to less services request than before. And also, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. Hence, to mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and accelerating mergers and acquisitions.

Gross Profit & Gross Margin

●	Our gross profit for the three months ended June 30, 2019, was $482,754, representing an decrease of $315,585, or 40% from $798,339 for the three months ended June 30, 2018. The decrease was attributed mainly to a decline in outsourcing services and efficient work from our vendors.

●	Our gross margin was approximately 41% for the three months ended June 30, 2019, compared to approximately 45% for the same period in 2018.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the three months ended June 30,
	2019	2018	Variance	%
Operating expenses
Selling and marketing	$61,960	$49,415	$12,545	25%
General and administrative	1,059,041	461,487	597,554	129%
Total operating expenses	$1,121,001	$510,902	$610,099	119%
Provision for income taxes	$366,076	$43,792	$322,284	736%

Operating Expenses

●	Total operating expenses increased by $610,099 or 119% as compared to the three months ended June 30, 2018. The increase was mainly due to the increase in general and administrative expense from professional fee for approximately $60,000, payroll expense for approximately $22,000, and bad debt expense from uncollected accounts receivable for approximately $400,000. The increase in selling and marketing expense to expanding local services on new services promotion.

Income Tax Expense

●	Income benefit of $366,076 for the three months ended June 30, 2019 represents the net effect of the tax benefit and net losses for the periods presented.

Net Loss

●	Net loss from continuing operations including noncontrolling interest was $1,004,228 for the three months ended June 30, 2019, as compared to the net income of $43,792 for the three months ended June 30, 2018, mainly due to the increased office expense and professional services expense for the three months ended June 30, 2019.

The Six Months Ended June 30, 2019, as Compared to the Six Months Ended June 30, 2018

	For the six months ended June 30,
	2019	2018	Variance	%
Key revenue streams:
Placement Advisory Services	$832,516	$263,101	$569,415	216%
Career Advisory Services	1,817,275	601,500	1,215,775	202
Student & Family Advisory	487,000	2,234,200	(1,747,200)	(78)
Other Advisory	3,000	-	3,000	100
Total revenues	$3,139,791	$3,098,801	$37,989	1%
Gross Profit	$1,371,104	$1,082,501	$288,603	27%
Gross Margin	44%	35%

Revenue

●	Total revenues for the six months ended June 30, 2019, were $3,139,791, representing an increase of $37,989, or 1% from $3,098,801 for the same period in 2018. The increase was attributed mainly to the revenue recognition from the last quarter. Total revenues for the six months ended June 30, 2019 were generated by the operations of AEC New York and AEC Southern Shenzhen which delivers customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

●	Our revenues from placement advisory services typically fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues for the six months ended June 30, 2019, from our placement advisory services increased by $832,516, or approximately 216% from $263,101 for the same period in 2018. The increase in our placement advisory services was due to the increased local service request from our partners and reclassification the revenue line. Revenues for our career advisory services increased by $1,215,775, or 202% from $601,500 for the same period in 2018, primarily due to the reclassification the revenue line from student & family advisory services. For the second quarter in 2019, the revenue from student & family advisory services decreased by $1,747,200 for the same period in 2018, mainly because the decrease on service request and we reclassified revenues that would previously be classified as student & family advisory services, to Placement Advisory Services and Career Advisory Services. Revenues from the other advisory services increased by $3,000 from the revenue for the six months ended June 30, 2018, mainly due to the increased service request.

●	Due to the benefits of Talents Policy that Chinese government offers to the overseas Chinese students and the changing policy from the U.S. governments, our target clients who are recently graduated or in the graduating class, shows desires going back to China instead of staying in the U.S., which leads to less services request than before. And also, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. Hence, to mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and accelerating mergers and acquisitions.

Gross Profit & Gross Margin

●	Our gross profit for the six months ended June 30, 2019, was $1,371,104, representing an increase of $288,603, or 27% from $1,371,104 for the six months ended June 30, 2018. The increase was attributed mainly to a decline in outsourcing services and efficient work from our vendors.

●	Our gross margin was approximately 44% for the six months ended June 30, 2019, compared to approximately 35% for the same period in 2018.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the six months ended June 30,
	2019	2018	Variance	%
Operating expenses
Selling and marketing	$201,249	$63,415	$12,545	217%
General and administrative	1,451,878	922,072	597,554	57%
Total operating expenses	$1,653,127	$985,487	$667,640	68%
Provision for income taxes	$366,076	$43,812	$322,264	736%

Operating Expenses

●	Total operating expenses increased by $12,545 or 217% as compared to the six months ended June 30, 2018. The increase was mainly due to the increase in general and administrative expense from professional fee for approximately $120,000, payroll expense for approximately $45,000, and bad debt expense from uncollected accounts receivable for approximately $400,000. The increase in selling and marketing expense to expanding local services on new services promotion.

Income Tax Expense

●	Income benefit of $366,076 for the six months ended June 30, 2019 represents the net effect of the tax benefit and net losses for the periods presented.

Net Loss

●	Net loss from continuing operations including noncontrolling interest was $646,802 for the six months ended June 30, 2019, as compared to the net income of $53,870 for the six months ended June 30, 2018, mainly due to the increased office expense and professional services expense for the six months ended June 30, 2019.

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

Cash Flows and Working Capital

As of June 30, 2019, we had cash of $1,769,142, a decrease of $215,991 from $1,985,133 as of December 31, 2018 for continuing operations. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Six Months ended June 30,
	2019	2018	Variance	%
Net cash used in operating activities
Net cash used for continuing operating activities	$(798,029)	$(571,468)	$(226,561)	40%
Net cash used in by discontinued operating activities	-	(483,606)	483,606	(100)
Net cash used in operating activities	$(798,029)	$(1,055,074)	$257,045	(24)%

Net cash provided by financing activities
Net cash provided by continuing financing activities	$580,867	$-	$580,867	100%
Net cash provided by discontinued financing activities	-	-	-	NM
Net cash provided by financing activities	$580,867	-	580,867	100%

Effect of exchange rates changes on cash	1,171	(4,910)	6,081	(124)
Net change in cash	$(215,991)	$(1,059,984)	$843,993	(80)%

Cash Flow from Operating Activities

●	Net cash used in continuing operating activities for the six months ended June 30, 2019 was $798,029, increased by $257,045, or 40% for the six months ended June 30, 2018. The increase in net cash used in operations in 2019 was primarily attributable to faster payment to our service providers and increased advanced payments for the services provided for our current clients. Discontinued segment was sold during the six months ended June 30, 2019.

Cash Flow from Investing Activities

●	We had no cash flow from investing activities for six months ended June 30, 2019 and 2018.

Cash Flow in Financing Activities

●

Net cash used in financing activities for the six months ended June 30, 2019, was $580,867, increased by $580,867, for the six months ended June 30, 2018. The increase was due to the payment for the short-term loan from the related party. We had a non-interest bearing, short-term loan from stockholder for $148,987 (translated from RMB1,000,000) on January 18, 2019, and $287,898 ( translated from RMB2,000,000) on April 15, 2019, as well as $143,982 (translated from RMB1,000,000) of subscription receivable on April 10, 2019 provided by continuing financing activities. We had no cash flow from financing activities during the six months ended June 30, 2018.

Working Capital

The following table sets forth our working capital from continuing operations:

	June 30,	December 31,
	2019	2018	Variance	%

Total current assets from continuing operations	$5,433,493	$5,192,079	$241,414	5%
Total current liabilities from continuing operations	3,848,397	3,225,784	622,613	19
Working capital	$1,585,096	$1,966,295	$(381,199)	(19)%
Current ratio	1.41	1.61

●	As of June 30, 2019, we had a working capital surplus of $1,585,096, a decrease of $381,199 from a working capital surplus of $1,966,295 as of December 31, 2018. The decrease in working capital surplus represents the net effect of uncollected accounts receivable, payment to the vendors and the latest borrowed short-term loan.

●	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. We believe we have adequate working capital to fund future growth activities.

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

During the six months ended June 30, 2019, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO has concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of June 30, 2019. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no other unregistered sale of equity securities during the three months ended June 30, 2019.

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

American Education Center

	By:	/s/ Max P. Chen
	Name:	Max P. Chen
Dated: August 19, 2019	Title:	President, Sole Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary

