Form 10-K/A
period 2018-12-31
AMERICAN EDUCATION CENTER, INC.
filed 2019-11-01
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Our Customers

We currently provide services to Chinese students wishing to study and/or gain work experience in the U.S. Some of these Chinese students are our direct customers, and the others are ultimate users of our services through corporate customers we serve.

Our target corporate customers include staffing agencies and student placement agencies. Our target student customers include high school students who want to apply for U.S. colleges, college students who need academic counseling and future career consulting, and graduates who need professional development, as well as students’ families. The cost of studying abroad is high, therefore international students usually come from middle class or high-net-worth families.

For the year ended December 31, 2018, our two largest customers, Oxbridge International Group Inc. and Skybound Consulting Inc. accounted for 33.1% and 20.3% of our revenues, respectively.

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

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)*
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)*
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)*
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)*
10.1	Loan Agreement by and between American Education Center, Inc. and Hilary Merchant Inc. (incorporated by reference to Form 10-Q, Exhibit 10.1, filed with the Securities and Exchange Commission on June 29, 2015)*
10.2	Agreement of Lease by and between American Education Center, Inc. and Fieldstone Capital Inc. (incorporated by reference to our Form 10-Q, Exhibit 10.2, filed with the Securities and Exchange Commission on June 29, 2015)*
10.3	Service Agreement by and between American Education Center, Inc. and AEC Southern (Shenzhen) Management Co., Ltd. (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on January 6, 2017)*
10.4	Employment Agreement by and between American Education Center, Inc. and Max Pu Chen (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on August 30, 2017)*
10.5	Employment Agreement by and between American Education Center, Inc. and Anthony S. Chan (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on October 2, 2017)*
10.6	License Agreement by and between American Education Center, Inc. and Max P. Chen (incorporated by reference to Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on October 23, 2017)*
10.7	Strategic Partnership Agreement by and between American Education Center, Inc. and Oxbridge International Education Group (incorporated by reference to Form 8-K, Exhibit 99.2, filed with the Securities and Exchange Commission on December 5, 2017)*
10.8	Business Purchase Agreement by and between American Education Center, Inc. and FIFPAC, Inc. (incorporate by reference to our Form 8-K (filed No. 333-201029) filed with the Securities and Exchange Commission on July 12, 2018)*
10.9	Share Issuance Agreement by and between American Education Center, Inc. and China Cultural Finance Holdings Company Limited (incorporated by reference to our Form 8-K (filed No. 333-201029), Exhibit 10.1, filed with the Securities and Exchange Commission on November 26, 2018*)
10.10	Exchange Agreement by and between American Education Center, Inc. and China Cultural Finance Holdings Company Limited (incorporated by reference to our Form 8-K (filed No. 333-201029), Exhibit 10.2, filed with the Securities and Exchange Commission on November 26, 2018)*
10.11	Manager Share Issuance Agreement by and between American Education Center, Inc. and Max P. Chen (incorporated by reference to our Form 8-K (filed No. 333-201029), Exhibit 10.3, filed with the Securities and Exchange Commission on November 26, 2018)*
21.1	Subsidiaries *
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
99.1	Non-binding Letter of Intent by and between American Education Center, Inc. and AmeriChina Group (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on May 9, 2018)*
99.2	Letter of Intent by and between American Education Center, Inc. and Shanghai Education Service Park (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on May 15, 2018)*
99.3	Non-binding Letter of Intent by and between American Education Center, Inc. and Shanghai Open University (incorporated by reference to our Form 8-K (file No. 333-201029) filed with the Securities and Exchange Commission on July 27, 2018)*
101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Previously filed.
**	Filed herewith.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 1, 2019

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