Form 10-Q/A
period 2019-06-30
AMERICAN EDUCATION CENTER, INC.
filed 2019-11-01
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

The sole purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of American Education Center Inc. for the quarterly period ended June 30, 2019, filed with the Securities and Exchange Commission on August 20, 2019, is to revise the disclosure under “Revenue Recognition” of “Note 2 – Summary of Significant Accounting Policies” to “Item 1. Financial Statements”.

Except for the item described above, no other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q dated August 19, 2019, amended on August 20, 2019, and does not reflect events that may have occurred subsequent to the previous filing dates.

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

AEC New York delivers customized high school and college placement, career advisory as well as student and family services. Fees related to such advisory services that are collected from individuals are generally paid to the Company in advance and they are recorded as deferred revenue. Revenues are recognized proportionally as services are rendered or upon completion. Fees related to our advisory services provided by AEC New York to corporate customers (such as staffing agencies and placement agencies) are generally collected after services are provided, and are recorded as accounts receivable.

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

For the three months ended June 30, 2019, approximately 1.1 million, or more than 90%, of the revenue was from corporate customers which was recorded as accounts receivable and approximately $80,000 of the revenue was realized from deferred revenue.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment filed with the Secretary of State of the State of Nevada dated November 8, 2018 (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 19, 2018)**
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)**
3.3	Certificate of Designation of Series A Convertible Preferred Stock, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)**
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)**
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)**
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	Previously filed.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q, Amendment No. 2 and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Education Center, Inc.

	By:	/s/ Max P. Chen
	Name:	Max P. Chen
Dated: November 1, 2019	Title:	President, Sole Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary

