Form 10-Q
period 2019-09-30
AMERICAN EDUCATION CENTER, INC.
filed 2019-11-14
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-201029

AMERICAN EDUCATION CENTER, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0627910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Wall Street, 8th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,797,113 shares of common stock, $0.001 par value, as of November 8, 2019.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$990,073	$1,985,133
Accounts receivable, net of allowance for doubtful accounts of $1,952,458 and $1,189,147 at September 30, 2019 and December 31, 2018, respectively	3,837,963	2,906,231
Prepaid expenses	395,934	300,715

Total current assets	5,223,970	5,192,079

Noncurrent assets:
Fixed Asset, net	5,099	-
Deferred income taxes	251,928	428,206
Intangible asset, net	309,272	420,407
Operating lease right-of-use asset	2,218,061	-
Security deposits	284,544	266,021

Total noncurrent assets	3,068,904	1,114,634

Total assets of continuing operations	8,292,874	6,306,713

Assets of discontinued operations, net	-	917,059

TOTAL ASSETS	$8,292,874	$7,223,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,745,893	$2,792,388
Taxes payable	56,754	-
Deferred revenue	335,600	252,925
Advances from clients	59	34,892
Short-term loan from related party	419,680	-
Long-term loan due within a year	145,579	145,579
Operating lease liability - current portion	311,883	-

Total current liabilities	4,015,448	3,225,784

Noncurrent liabilities:
Deferred rent	-	221,461
Operating lease liability	2,148,317	-
Long-term loan	-	-

Total liabilities of continuing operations	6,163,765	3,447,245

Liabilities of discontinued operations	-	1,881,404

Total liabilities	6,163,765	5,328,649

Stockholders’ equity:
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized 25,000,000 and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	25,000	25,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 56,597,113 shares issued and 55,597,113 outstanding at September 30, 2019 and December 31, 2018 respectively	56,797	56,597
Shareholder's Equity	-
Additional paid-in capital	8,267,930	8,206,130
Treasury stock at cost, 1,000,000 shares at 0.66 per share	(660,000)	-
Subscription receivables	(592,305)	(719,911)
Retained earnings	(5,012,657)	(5,714,688)
Accumulated other comprehensive income	(7,106)	(13,865)
Total controlling interest	2,077,659	1,839,263
Noncontrolling Interest	51,450	55,860

Total stockholders' equity	2,129,109	1,895,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,292,874	$7,223,772

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$1,564,681	$1,903,310	$4,704,472	$5,002,111
Cost of revenues	880,389	1,361,461	2,649,076	3,377,761
Gross profit	684,292	541,849	2,055,396	1,624,350

Operating expenses:
Selling and marketing	116,008	371,096	317,257	434,511
General and administrative	953,872	919,335	2,405,750	1,841,407
Total operating expenses	1,069,880	1,290,431	2,723,007	2,275,918

(Loss) from operations	(385,588)	(748,582)	(667,611)	(651,568)
Other income	7	12,823	1,304	13,491

(Loss) before provision for income taxes	(385,581)	(735,759)	(666,307)	(638,077)
(Benefit) provision for income taxes	(105,656)	(43,812)	260,420	-

Net loss from continuing operations including noncontrolling interest	$(279,925)	$(691,947)	$(926,727)	$(638,077)

Net income (loss) from discontinued operations, net of income taxes benefit	-	(1,823,861)	928,475	(5,312,402)

Net income (loss) including noncontrolling interest	(279,925)	(2,515,808)	1,748	(5,950,479)
Less: Net (loss) attributable to noncontrolling interest	(1,470)	(1,470)	(4,410)	(1,470)
Net income (loss) attributable to American Education Center	$(278,455)	$(2,514,338)	$6,158	$(5,949,009)

Net income (loss) including noncontrolling interest	$(279,925)	$(2,515,808)	$1,748	$(5,950,479)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	5,588	(14,427)	6,759	(19,337)
Comprehensive income (loss) including noncontrolling interest	$(274,337)	(2,530,235)	$8,507	(5,969,816)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1,470)	(1,470)	(4,410)	(1,470)
Comprehensive income (loss) attributable to American Education Center	$(272,867)	$(2,528,765)	$12,917	$(5,968,346)

(Loss) earnings per common share - basic and diluted
Income (loss) from continuing operations	$(0.00)	$(0.02)	$(0.02)	$(0.02)
(Loss) from discontinued operations	$-	$(0.04)	$0.02	$(0.13)
Net (loss) earnings per common share - basic and diluted	(0.00)	(0.06)	(0.00)	(0.14)

Weighted average shares
Outstanding, basic and diluted	56,058,483	41,883,000	56,058,483	41,883,000

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss)	$1,748	$(5,950,479)
(Income) loss from discontinued operation, net of income taxes	-	5,312,402
Adjustments to reconcile net income including noncontrolling interest to net cash (Used in) operating activities:
Deferred tax provision (benefit)	176,278	(50,762)
Deferred rent expense	(20)	25,450
Amortization of right-of-use asset	203,647	-
Initial payment of lease for Qianhai	(15,399)	-
Gain from disposal of the discontinued operation, net of income taxes	(928,475)	-
Gain from bargain purchase of business	-	(13,200)
Stock-based compensation expense	62,000	199,840
Provision for doubtful accounts	763,311	289,370
Depreciation expense for fixed assets	262	-
Amortization expense for learning platform	9,000	3,000
Amortization expense	102,135	102,136
Change in operating assets and liabilities:
(Increase) in security deposit	(18,523)	-
(Increase) in accounts receivable	(1,695,043)	(1,905,888)
(Increase) in prepaid expenses	(95,219)	104,582
(Decrease) increase in accounts payable and accrued expenses	(46,495)	1,182,852
Increase in taxes payable	56,754	332,021
Increase in deferred revenue	82,675	301,999
(Decrease) in lease liabilities	(167,547)	-
(Decrease) in advances from clients	(34,833)	18,386
Net cash (used in) continuing operating activities	(1,543,744)	(48,291)
Net cash (used in) discontinued operating activities	-	(865,793)
Net cash (used in) operating activities	(1,543,744)	(914,084)

Cash flows from investing activities:
Fixed assets purchased by Qianhai	(5,361)	-

Net cash used for by investing activities	(5,361)	-

Cash flows from financing activities:
Loan from related party	547,286	-
Net cash provided by continuing financing activities	547,286	-
Net cash provided by discontinued financing activities	-	-
Net cash provided by financing activities	547,286	-

Effect of exchange rates changes on cash	6,759	(19,337)

Net change in cash	(995,060)	(933,421)
Cash at beginning of period	1,985,133	2,720,985

Cash at end of period	$990,073	$1,787,564
Less cash of discontinued operations - end of period	-	391
Cash of continuing operations - end of period	990,073	1,787,713

Supplemental disclosure of cash flow information

Cash paid for income taxes	$39,829	$25,764

Cash paid for interest	$14,558	$7,279

NON-CASH TRANSACTIONS
Disposal of subsidiary by reacquiring stock and debt forgiven	$928,475
Initial recognition of operating lease right-of-use asset	$2,438,332	$-
Operating lease liabilities	$2,644,373

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2019

										Accumulated
			Series B		Additional					other
	Common stock		Preferred Stock		paid-in	Treasury Stock		Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	earnings	income	Interest	Total

January 1, 2019	56,597,113	$56,597	25,000,000	$25,000	$8,206,130		$-	$(719,911)	$(5,714,688)	$(13,865)	$55,860	$1,895,123
Net income									80,956		1,470	82,426
Foreign currency translation income										1165		1165
March 31, 2019	56,597,113	56,597	25,000,000	25,000	8,206,130	-	-	(719,911)	(5,633,732)	(12,700)	57,330	1,978,714
Realization upon disposal of subsidiary by reacquiring stock	(1,000,000)					1,000,000	(660,000)		695,873			35,873
Net income									203,657		(4,410)	199,247
Issuance of common stock for services	200,000	200			61,800							62,000
Issuance of common stock for cash								143,982				143,982
Foreign currency translation income										6		6
June 30, 2019	55,797,113	56,797	25,000,000	25,000	8,267,930	1,000,000	(660,000)	(575,929)	(4,734,202)	(12,694)	52,920	2,419,822
Net income									(278,455)		(1,470)	(279,925)
Issuance of common stock for cash								(16,376)				(16,376)
Foreign currency translation income										5,588		5,588
September 30, 2019	55,797,113	$56,797	25,000,000	$25,000	$8,267,930	1,000,000	$(660,000)	$(592,305)	$(5,012,657)	$(7,106)	$51,450	$2,129,109

NINE MONTHS ENDED SEPTEMBER 30, 2018

										Accumulated
			Series A		Additional					other
	Common stock		Preferred Stock		paid-in	Treasury Stock		Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	earnings	income	Interest	Total

January 1, 2018	41,350,000	$41,350	500,000	$500	$6,021,126		$-	$-	$973,764	$6,753	$-	$7,043,493
Net loss									(1,823,929)			(1,823,929)
Foreign currency translation income										11484		11484
March 31, 2018	41,350,000	41,350	500,000	500	6,021,126	-	-	-	(850,165)	18,237	-	5,231,048
Net loss									(1,610,742)			(1,610,742)
Foreign currency translation loss										(16,394)		(16,394)
June 30, 2018	41,350,000	41,350	500,000	500	6,021,126	-	-	-	(2,460,907)	1,843	-	3,603,912
Net loss									(2,514,338)		(1,470)	(2,515,808)
Issuance of common stock for purchasing business	100,000	100			47,900						58,800	106,800
Issuance of common stock for service and to employees	433,000	433			199,407							199,840
Foreign currency translation loss										(14,427)		(14,427)
September 30, 2018	41,883,000	$41,883	500,000	$500	$6,268,433	-	$-	$-	$(4,975,245)	$(12,584)	$57,330	$1,380,317

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS

American Education Center, Inc. (“AEC New York”) is a New York corporation incorporated on November 8, 1999 and is licensed by the Education Department of the State of New York to engage in education related consulting services.

On May 7, 2014, the President and then sole shareholder of AEC New York formed a new company, American Education Center, Inc. in the State of Nevada (“AEC Nevada”). On May 31, 2014, the President and the sole shareholder of AEC New York exchanged his 200 shares for 10,563,000 shares of AEC Nevada. The share exchange resulted in AEC New York becoming a wholly owned subsidiary of AEC Nevada (hereinafter the “Company”).

On October 31, 2016, the Company completed an acquisition transaction through a share exchange with two then stockholders, Rongxia Wang and Ye Tian, of AEC Southern Management Co., Ltd. (“AEC Southern UK”), a company formed in December 2015 pursuant to the laws of England and Wales. The Company acquired 100% of the outstanding shares of AEC Southern UK in exchange for 1,500,000 shares of its common stock valued at $210,000 (the “AEC Southern UK Share Exchange”). As a result of the AEC Southern UK Share Exchange, AEC Southern UK became a wholly owned subsidiary of the Company.

AEC Southern UK held 100% of the equity interests in AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) formed on December 29, 2015. AEC Southern HK then formed Qianhai Meijiao Education Consulting Management Co., Ltd. (“AEC Southern Shenzhen”) on March 29, 2016 pursuant to PRC laws, with a registered capital of RMB 5,000,000. Therefore, under PRC laws, AEC Southern Shenzhen was a foreign wholly owned subsidiary of AEC Southern UK.

On July 13, 2018, pursuant to a Business Purchase Agreement (the “Purchase Agreement”), the Company acquired 51% of the issued and outstanding equity interests of American Institute of Financial Intelligence LLC (“AIFI”), a New Jersey limited liability company formed on May 10, 2017, in exchange for 100,000 shares of the Company common stock issued to the then sole shareholder of AIFI. As a result, AIFI became a 51% majority owned subsidiary of the Company.

On October 23, 2018, AEC Nevada incorporated a subsidiary, AEC Management Ltd. (“AEC BVI”) in the British Virgin Islands, pursuant to the laws of British Virgin Islands. AEC BVI is a wholly owned subsidiary of AEC Nevada, and as of the date of this report, does not have significant business activities.

On April 22, 2019, AEC Southern UK sold 100% of the equity interests of AEC Southern HK to AEC BVI and AEC Southern HK and its subsidiary became wholly-owned subsidiaries of AEC BVI.

On May 1, 2019, the Company sold 100% of the equity interest in AEC Southern UK to three individuals who were Ye Tian, Rongxia Wang and Weishou Li, and received a consideration of 1,000,000 shares of outstanding shares of AEC Nevada.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS (continued)

The Company’s corporate structure is as follows:

Headquartered in New York with operations in the People’s Republic of China (“PRC”), the Company covers two market segments through two subsidiaries:

(1)	AEC New York capitalizes on the rising demand of middle-class families in China for quality education and work experiences in the United States (“US”) and delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC Southern is all generated from AEC Southern Shenzhen.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company maintains an allowance for doubtful accounts, periodically evaluates its accounts receivable balances and makes general and/or specific allowances when there is doubt as to their collectability. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balances, customers’ historical payment history, their current credit-worthiness and current economic trends. Accounts receivable are written off against the allowance only after exhaustive collection efforts. As of September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $1,952,458 and $1,189,147 for AEC NY, $0 and $0 for AEC BVI.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Prior the disposal of AEC Southern UK on May 1, 2019, AEC Southern UK delivered customized corporate training and advisory services. It received monthly non-refundable retainer payments and recognized revenue as services were rendered.

AEC Shenzhen delivers customized high school and college placement and career advisory services. Fees related to such advisory services are generally paid to the Company in advance and they are recorded as deferred revenue. Revenues are recognized proportionally as services are rendered or upon completion.

For the three months ended September 30, 2019, approximately 1.4 million, or more than 80%, of the revenue was recorded as accounts receivable and approximately $120,000 of the revenue was realized from deferred revenue.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At September 30, 2019 and December 31, 2018, the Company does not have a liability for any unrecognized tax benefits.

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

The Company is subject to Federal corporate income tax in the US at 21%. Provisions for income taxes for the United States have been made for the nine months ended September 30, 2019.

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

AEC Southern UK was formed in the United Kingdom and is governed by the income tax laws of England and Wales.

On May 1, 2019, the Company sold 100% of the equity interests in AEC Southern UK to three individuals and AEC Southern UK is no longer a subsidiary of the Company. Since AEC Southern UK had no PEs in the UK as of May 1, 2019 and had no UK-source income during 2018, the Company is not subject to tax on non-UK source income.

British Virgin Island (“BVI”)

According to BVI corporate taxation, there is a zero-rated income tax regime for all BVI-domiciled corporate entities, and there is no concept of residence applicable to BVI corporate taxation.

AEC BVI was incorporated in the BVI and is governed by the laws of the BVI.

Hong Kong

AEC Southern HK was formed in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

The People's Republic of China (“PRC”)

AEC Southern Shenzhen was incorporated in the PRC. Pursuant to the income tax laws of China, the Company is not subject to tax on non-China source income. The Company is subject to corporate tax in China at 25% for the net taxable income. AEC Southern Shenzhen has no income tax for the nine months ended September 30, 2019 due to the net operating loss for the period.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of September 30, 2019 and December 31, 2018, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued an accounting standard update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update was effective for the Company's annual period ended January 28, 2017. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the modified retrospective approach, electing the package of practical expedients, and the practical expedient to not separate lease and non-lease components for operating leases. We also elected the modified retrospective approach that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. The current adjustment has been disclosed and presented on the Company’s balance sheet.

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

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU has no material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

In March 2018, the FASB issued ASU 2018-05: Income Taxes (Topic 740) that addresses the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

4.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at two commercial banks in the US, two commercial banks in the PRC and one commercial bank in Hong Kong. The Federal Deposit Insurance Corporation covers funds held in US banks and insures $250,000 per depositor, per insured bank, for each account ownership category. Funds held in the PRC banks are covered by Deposit Insurance Ordinance (index: 000014349/2015-00031) that insures RMB500,000 for the total of all depository accounts. The Hong Kong Deposit Protection Board covers funds held in HK banks and it insures HK$500,000 per bank for the total of all depository accounts. As of September 30, 2019, the Company’s US bank accounts had cash balances in excess of federally insured limits of approximately $261,103. The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the nine months ended September 30, 2019 and 2018:

	2019
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$2,223,080	47.3%	$1,976,639	34.3%
Customer 2	$1,141,900	24.3%	1,723,520	29.9%

	2018
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$1,490,120	29.8%	$626,812	17.4%
Customer 2	1,067,300	21.3%	1,215,140	33.6%
Customer 3	535,200	10.7%	84,700	2.3%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

5.	DISCONTINUED OPERATIONS

On May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK to three individuals, Ye Tian, Rongxia Wang and Weishou Li, and received a consideration of 1,000,000 shares of outstanding shares of AEC Nevada which was valued at $660,000 and the debt owed to AEC Southern UK in the amount of $268,475 was forgiven by AEC Southern UK. The Company has classified the results of AEC Southern UK as discontinued operations in the unaudited consolidated statement of income for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. The Company recognized a gain of $928,475 from the disposition.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations for the nine months ended September 30, 2019 and year ended December 31, 2018 from discontinued operations have been classified to loss from discontinued operations line on the accompanying consolidated statements of operations and comprehensive loss presented herein. The assets and liabilities also have been classified as discontinued operations in the Company’s consolidated financial statements as of September 30, 2019 and December 31, 2018.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

6.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by the Company’s Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO evaluates the business from a geographic perspective, assesses performance and allocates resources on this basis. The reportable segments are as follows:

After the discontinued operations of AEC Southern UK, the Company has two operating segments: AEC New York and AEC BVI.

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

The following table shows an analysis by segment of the assets and liabilities of continuing and discontinued operations as of September 30, 2019 and December 31, 2018:

		September 30, 2019
	AEC New York	AEC BVI	AEC Southern	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$7,518,712	$774,162	$-	$8,292,874
Segment assets of discontinued operations	-	-	-	-
Segment assets	$7,518,712	$774,162	$-	$8,292,874
Segment liabilities
Segment liabilities from continuing operations	$5,357,205	$806,560	$-	$6,163,765
Segment liabilities of discontinued operations	-	-	-	-
Segment liabilities	$5,357,205	$806,560	$-	$6,163,765

		December 31, 2018
	AEC New York	AEC BVI	AEC Southern	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$6,206,780	$99,933	$-	$6,306,713
Segment assets of discontinued operations	-	-	917,059	917,059
Segment assets	$6,206,780	$99,993	$917,059	$7,223,772
Segment liabilities
Segment liabilities from continuing operations	$3,394,637	$52,608	$-	$3,447,245
Segment liabilities of discontinued operations	-	-	1,881,404	1,881,404
Segment liabilities	$3,394,637	$52,608	$1,881,404	$5328,649

The Company recorded a total gain of $928,475 from disposal of discontinued operation, including current period of operation loss of $366,667 before disposal.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

6.	SEGMENT REPORTING (Continued)

Revenues from external customers, and gross profit for each business are as follows:

	For the nine months ended September 30, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$1,141,900	$122,987	$1,264,887
Career advisory	2,548,885	-	2,548,885
Student & Family advisory	887,700	-	887,700
Other advisory	3,000	-	3,000
Total revenue from continued operations	$4,581,485	$122,987	$4,704,472
Total revenue from discontinued operations	-	-	-
Gross profit	$1,945,284	$110,112	$2,055,396

	For the three months ended September 30, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$343,100	$89,271	$432,371
Career advisory	731,610	-	731,610
Student & Family advisory	400,700	-	400,700
Other advisory	-	-	-
Total revenue from continued operations	$1,475,410	$89,271	$1,564,681
Total revenue from discontinued operations	-	-	-
Gross profit	$607,896	$76,396	$684,292

	For the nine months ended September 30, 2018
	AEC New York	AEC BVI	Total
Segment revenue:
Corporate training & advisory	$-	$-	$-
Placement advisory	515,701	-	515,701
Career advisory	1,074,325	1465	1,075,790
Student & Family advisory	3,410,620	-	3,410,620
Total revenue	$5,000,646	$1465	$5,002,111
Gross profit	$1,622,885	$1465	$1,624,350

	For three months ended September 30, 2018
	AEC New York	AEC BVI	Total
Segment revenue:
Corporate training & advisory	$-	$-	$-
Placement advisory	472,825	-	472,825
Career advisory	252,600	1465	254,065
Student & Family advisory	1,176,420	-	1,176,420
Total revenue	$1,901,845	$1465	$1,903,310
Gross profit	$540,384	$1465	$541,849

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

7.	DEFERRED COMPENSATION

On October 31, 2016 (the “Grant Date”), 1,500,000 shares of common stock of the Company were granted to AEC Southern UK’s CEO which were expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the Grant Date, $210,000 was recognized as deferred compensation, which was expensed over the three-year vesting period using the straight-line method. On December 31, 2017, the remaining deferred compensation was expensed due to the resignation of AEC Southern UK’s CEO.

On December 31, 2016, 6,000,000 shares of common stock of the Company were granted to AEC Southern UK’s Chairman which were expected to vest over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On December 31, 2016, $3,300,000 was recognized as deferred compensation, which was expensed over the remaining two year and ten months using the straight-line method. Before the disposal, the remaining deferred compensation was $550,001.

Stock compensation expense was $366,664 for the four months before the disposal of AEC Southern UK.

8.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office and the office in Shenzhen, China of $284,544 and $266,021 as of September 30, 2019 and 2018. As of September 30, 2019, AEC New York has security deposits of $266,021 and AEC Shenzhen has security deposits of $18,523.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

On July 10, 2018, the Company issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to FIFPAC, Inc., the 100% equity owner of AIFI (the “Seller”), at a purchase price of $0.48 per share, in exchange for a 51% equity ownership in AIFI pursuant to the Purchase Agreement. Please refer to Footnote 16 Business Acquisition.

10.	FIXED ASSET, NET

As of September 30, 2019 and December 31, 2018, fixed asset, net as follows:

	September 30,	December 31,
	2019	2018
Electronic equipment	$4,565	$-
Office furniture	796	-
Less: accumulated depreciation	(262)	-

Fixed asset - net	$5,099	$-

For the three and nine months ended September 30, 2019, amortization expense was $262, and $262 respectively.

11.	INTANGIBLE ASSET, NET

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. The gross carrying amount and accumulated amortization of this asset as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	120,000
Less: accumulated amortization	(423,542)	(312,407)

Intangible asset - net	$309,272	$420,407

For the three and nine months ended September 30, 2019 and 2018, amortization expense was $37,045, $111,135 and $37,035, $105,135, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,
2019	37,046
2020	148,181
2021	46,045
2022	12,000
2022	66,000

Total	$309,272

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

12.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of September 30, 2019 and December 31, 2018 were $335,600 and $252,925, respectively.

13.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $96,000 for 2019 student consulting services which are expected to be fully delivered and accounted for in 2019.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a corporation incorporated in the state of New York that focuses on career and business development activities. AEC New York’s Chief Operating Officer currently serves as the President and CEO of WSIC. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. The Company prepaid WSIC $99,628 for business consulting services to be delivered in 2019, which are expected to be completed in 2019.

The Company’s CEO received 12,500,000 shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”), par value $0.001 per share as a reward for his dedicated services to the Company on November 26, 2018.

The Company borrowed $419,680 (translated from ¥3,000,000) from a shareholder of the Company during the nine months ended September 30, 2019. The amounts due to this related party were $419,680 as of September 30, 2019. The amounts are non-interest bearing, non-secure and due on demand.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

14.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The remaining is to be repaid on December 13, 2019. Interests are to be paid on the last day of each quarter from 2015 to 2019, except for the last payment which shall be made on December 12, 2019. The outstanding balance of the principal was $145,579 as of September 30, 2019.

Interest expenses for the three months ended September 30, 2019 and 2018 were $14,558 and $10,918, respectively.

15.	OPERATING LEASE RIGHT-OF-USE ASSET / OPERATING LEASE LIABILITY

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

In May 2019, the Company entered into a lease of office space in Shenzhen, Guangdong, PRC with an unrelated party, expiring on April 30, 2024. The lease commenced on May 1, 2019. We determined the present value of the future lease payment using a discount rate of 8.5%, our incremental borrowing rate based on current SBA loan rate, resulting in an initial right-of-use asset of $414,157 (RMB2,899,099) and lease liability of $399,048 (RMB2,793,341), which are being amortized ratably over the term of the lease. As September 30, 2019, the amount updated due to foreign currency translation as initial right-of-use asset of $405,565 (RMB2,899,099) and lease liability of $390,770 (RMB2,793,341).

As of September 30, 2019, the balance of the right-of-use asset was $2,218,061, and lease liability was $2,460,200 (including $311,883 for current portion and $2,148,317 for noncurrent portion).

Rent expense was approximately $133,155, $358,232, and $95,492, $283,370 for the three months and nine months ended September 30, 2019 and 2018, respectively.

Future minimum lease commitments are as follows on September 30, 2019:

Year Ending December 31,	Gross Lease Payment
2019	119,894
2020	510,185
2021	536,426
2022 and thereafter	1,915,327
$3,081,832
Less: Present value adjustment	(621,632)
Operating lease liability	$2,460,200

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

16.	Income taxes

The component of deferred tax assets at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Net operating loss carryforwards	496,336	727,000
Allowance for bad debt	442,460	432,202
Accelerated Depreciation	(38,748)	(38,895)
Allowance for deferred tax asset	(648,120)	(692,101)
Deferred tax asset, net	$251,928	$428,206

The provision for income taxes and deferred income taxes for the three months and nine months ended September 30, 2019 and 2018 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Current:
Federal	$(1,013)	$(24,969)	$43,654	$-
State	4,952	(18,843)	40,488	-
Foreign	(265)	-	-	50,762
Total current	3,674	(43,812)	84,142	50,762

Deferred:
Federal	(61,092)	24,938	103,230	31,232
State	(48,238)	11,924	73,048	24,014
Foreign	-	(36,862)	-	(106,008)
Total deferred	(109,330)	-	176,278	(50,762)

Total	$(105,656)	$(43,812)	$260,420	$-

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US. The Company is subject to income tax examinations of US federal, state, and city for 2018, 2017 and 2016 tax years. The Company, to its knowledge, is not currently under examination nor has it been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

16.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate for the three months and nine months ended September 30, 2019 and 2018 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	11.0	11.0	11.0	(11.0)
Tax impact of foreign operations	-	13.3	-	(0.9)
Non-deductible/ non-taxable items	-	(10.4)	-	(9.1)

Total	32%	12.9%	32%	-%

17.	FINANCIAL INSTRUments

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

The following table summarizes the carrying values of the Company’s financial assets and liabilities:

	September 30, 2019	December 31, 2018
Cash and cash equivalents of continuing operations	$990,073	$1,985,133
Accounts receivable, prepaid expenses and other current assets	4,233,897	3,206,946
Other assets of discontinued operations	-	917,059
Other financial liabilities(i)	4,015,448	3,225,784
liabilities of discontinued operations	$-	$1,881,404

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

17.	FINANCIAL INSTRUments (Continued)

(i)	Accounts payable, accrued expenses and other current liabilities, advance from customers, and income tax payable.

The Company classifies its fair value measurements in accordance with the three-level fair value hierarchy as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices), and

Level 3 – Inputs that are not based on observable market data.

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$990,073	$-	$-	$990,073
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations		-	-	-
Total Financial assets	$990,073	$-	$-	$990,073
Financial Liabilities
Other liabilities of continuing operations	$4,015,448	$-	$-	$4,015,448
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$4,015,448	$-	$-	$4,015,448

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2018 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$1,787,564	$-	$-	$1,787,564
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations	-	-	-	-
Total Financial Assets	$1,787,564	$-	$-	$1,787,564
Financial Liabilities
Other liabilities of continuing operations	$3,968,925	$-	$-	$3,968,925
Other liabilities of discontinued operations	1,881,404	-	-	1,881,404
Total Financial Liabilities	$5,850,329	$-	$-	$5,850,329

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

17.	FINANCIAL INSTRUments (Continued)

Financial assets past due

The following table provides information regarding the aging of financial assets that are past due, but which are not impaired at September 30, 2019:

	Less than 90 days	90 days to 1 year	Over 1 year	Carrying Value
Accounts receivable, net	$1,355,060	$2,451,365	$-	$3,806,425
Other receivable	$-	$31,539	$-	$31,539
Total accounts receivable, net	$1,355,060	$2,482,904	$-	$3,837,963

The Company determines past due amounts by reference to terms agreed with individual clients. None of the net amounts outstanding have been challenged by the respective clients and the Company continues to conduct business with them on an ongoing basis and does not consider its current accounts receivable to be past due.

18.	STOCK OPTIONS

The Company did not grant any stock options during the nine months ended September 30, 2019.

The following is a summary of stock option activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,200,000	$2.45	6.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30, 2019	3,200,000	$2.45	4.12 years	$-

Vested and expected to vest at September 30, 2019	2,266,666	$3.18	5.14 years	$-

Exercisable at September 30, 2019	2,266,666	$3.18	5.14 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the nine months ended September 30, 2019 and 2018.

There was no compensation expense related to any of the options above because the value ascribed to these options was not material.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

19.	COMMON STOCK

Certificate of Amendment to Increase Authorized Stock

On November 6, 2018, the board of directors of the Company, with the written consent of a majority of the holders of the shares of the Company’s Common Stock issued and outstanding and the Company’s preferred stock issued and outstanding, voting together as a single class, authorized the Company to (i) increase the number of authorized shares of Common Stock from 180,000,000 to 450,000,000 and the number of authorized shares of preferred stock from 20,000,000 to 50,000,000 (the “Authorized Stock Increase”), and (ii) file a Certificate of Amendment with the Secretary of State of the State of Nevada to effect the Authorized Stock Increase.

On November 8, 2018, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect the Authorized Stock Increase, which became effective upon filing.

Stocks issued for business acquisition

On July 10, 2018, the Company issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to FIFPAC, Inc, the 100% equity owner of AIFI, at a purchase price of $0.48 per share, in exchange for 51% equity ownership of the AIFI pursuant to the Purchase Agreement. Refer to Footnote 16 Business Acquisition.

Stocks issued to employees and for services

In July and August 2018, the Company entered into agreements pursuant to which it issued an aggregate of 448,000 shares of the Company’s common stock to 18 individuals who are either employees of the Company or have been service providers to the Company, for employment-based compensation or services provided, respectively. Subsequently, pursuant to such agreements, the Company issued an aggregate of 433,000 shares of the Company’s common stock to 10 out of the 18 individuals in the amount of $199,840 and 15,000 shares of the Company’s common stock for services rendered in the amount of $7,000, prior to December 31, 2018.

In May 2019, the Company entered into agreements pursuant to which it issued an aggregate of 200,000 shares of the Company’s common stock to 4 individuals who have been service providers to the Company for services provided.

Stocks issued for cash investment

On November 26, 2018, the Company, entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with China Cultural Finance Holdings Company Limited, a British Virgin Islands company and a shareholder of the Company (the “Holder”), whereby the Company agreed to issue 7,199,113 of shares of the Company’s common stock at $0.10 per share, to the Holder in exchange for an RMB5,000,000 investment (the “CCFH Investment”) in the Company’s subsidiary, AEC Southern Shenzhen. The transactions underlying the Share Issuance Agreement were closed on the same day and the shares of common stock were issued to the Holder (the “CCFH Share Issuance”). The Company received $127,606 (HKD 1,000,000) as of September 30, 2019.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

20.	SERIES B PREFERRED STOCK

Designation of Series B Convertible Preferred Stock

On November 13, 2018, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Series B Convertible Preferred Stock (the “Certificate of Designation”), which became effective upon filing. The Certificate of Designation established and designated the Series B Convertible Preferred Stock (“Series B Preferred Stock”) and the rights, preferences, privileges, and limitations thereof, summarized in the following:

The Company designated 25,000,000 shares as Series B Preferred Stock out of the 50,000,000 unissued shares of preferred stock of the Company, par value $0.001 per share. Series B Preferred Stock is senior in rights of payment, including dividend rights and liquidation preference, to the Company’s common stock but junior to Series A Preferred Stock with respect to liquidation preference.

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

Manager Share Issuance

On November 26, 2018, the Company entered into a Manager Share Issuance Agreement (the “Manager Share Issuance Agreement”) with Mr. Max P. Chen, the Chief Executive Officer, President, and Chairman of the Board of the Company (“Mr. Chen”), whereby the Company agreed to reward Mr. Chen for his dedicated services to the Company by issuing 12,500,000 shares of Series B Preferred Stock to him with resale restrictions. The transactions underlying the Manager Share Issuance Agreement closed on the same day and 12,500,000 shares of Series B Preferred Stock were issued to Mr. Chen. The Company recognized stock compensation expense of $1,250,000 for the year ended December 31, 2018.

Stocks issued for exchange agreement

On November 26, 2018, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the Holder, whereby the Company agreed to issue 12,500,000 shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”), par value $0.001 per share, and 7,500,000 shares of common stock with resale restrictions to the Holder in exchange for 500,000 shares of Series A Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series A Preferred Stock”), held by the Holder. The transactions underlying the Exchange Agreement closed on the same day and 12,500,000 shares of Series B Preferred Stock and 7,500,000 shares of Common Stock were issued to the Holder. The Series A Preferred Stock were returned to the Company and cancelled.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

21.	BUSINESS ACQUISITION

On July 10, 2018, the Company entered into the Purchase Agreement with the 100% owner of AIFI which closed on the same date.

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

The following table summarizes the consideration paid and the amounts of net assets acquired as of the date of acquisition:

Fair value of net asset acquired (AIFI’s net identified assets)	$120,000
Less:
Fair value of consideration transferred (FMV of AEC’s 100k shares issued)	(48,000)
Fair value of noncontrolling interest (120k x 49%)	(58,800)
$(106,800)

Gain on barging purchase	$13,200

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

22.	COMMITMENTS & CONTINGENCY

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

23.	GOING CONCERN

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

24.	SUBSEQUENT EVENT

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements except for the following.

On November 11, 2019, the Company borrowed $142,110 (translated from RMB 1,000,000) from a related party for working capital purpose. The aggregate amount due to this related party was $561,790 as of November 11, 2019. The amounts are non-interest bearing, non-secure and due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

American Education Center, Inc. was incorporated in Nevada (“AEC Nevada”) in May 2014 as a holding company, and operates through its wholly owned subsidiaries, American Education Center, Inc., incorporated in the State of New York in 1999 (“AEC New York”), AEC Management Ltd., incorporated in the British Virgin Islands on October 23, 2018 (“AEC BVI”) and the subsidiaries of AEC BVI.

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

AEC Nevada acquired AEC Southern Management Co., Ltd., a company formed pursuant to the laws of England and Wales (“AEC Southern UK”) and its subsidiaries in 2016 pursuant to a share exchange agreement. AEC Southern UK held 100% of the equity interests in AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) incorporated on December 29, 2015, with a registered capital of HK$10,000. AEC Southern HK owned 100% of the equity interests in Qianhai Meijiao Education Consulting Management Co., Ltd., a foreign wholly owned subsidiary incorporated pursuant to the laws of the People’s Republic of China (the “PRC”) on March 29, 2016, with a registered capital of RMB5,000,000 (“AEC Southern Shenzhen”). AEC Nevada, AEC New York, AEC BVI and its subsidiaries are referred to as the “Company” hereinafter. AEC Southern UK, via its operating entity in the PRC, AEC Southern Shenzhen, served as a local platform for expanding the Company’s business in mainland China. Shenzhen, in the province of Guangdong, is designated by the PRC as a Special Economic Zone (“SEZ”) City. SEZs are granted a more free-market oriented economic and regulatory environment, with business and tax policies designed to attract foreign investment and technology.

AEC New York acquired a 51% equity ownership in American Institute of Financial Intelligence LLC, a New Jersey limited liability company (“AIFI”) on July 10, 2018 from FIFPAC Inc. (“FIFPAC”), a New Jersey corporation, the then 100% owner of AIFI, pursuant to a Business Purchase Agreement. AIFI currently does not have any active operating activities.

Corporate Reorganization

AEC BVI acquired AEC Southern HK and its subsidiary, AEC Southern Shenzhen, on April 22, 2019 pursuant to a share transfer agreement by and between the related parties, AEC BVI and AEC Southern UK, for a nominal consideration (the “AEC Southern HK Transfer”).

AEC Nevada sold 100% of the equity interest in AEC Southern UK, on May 1, 2019, to three individuals, Ye Tian, Rongxia Wang and Weishou Li pursuant to a share exchange agreement on May 1, 2019 (the “AEC Southern UK Sale”).

Accordingly, following the transactions underlying the AEC Southern HK Transfer and the AEC Southern UK Sale, AEC Southern UK is no longer a subsidiary of ours, and we operate AEC Southern HK and AEC Southern Shenzhen through AEC BVI.

As of September 30, 2019, the corporate structure of the Company is illustrated as follows:

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

Headquartered in New York with operations in the PRC, the Company, during the quarter ended September 30, 2019 operated, and currently operates in two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education in the U.S. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. through business referred by AEC New York. Currently, the revenue of AEC BVI is all generated from AEC Southern Shenzhen.

Placement Advisory Services

Our Placement Advisory Services include Language Training, Placement Advisory and Elite College Advisory services.

Since 1999, we have been delivering customized Language Training & Placement Advisory services to Chinese students. Our one-stop advisory services encompass ESL training and assistance throughout the high school and college application and admission process.

Our Language Training service is based on the existing ESL training platform which provides language training for standard test preparation and is designed to help improve student’s English listening, speaking, reading, and writing skills. Student customers will be able to take these training courses online when our ESL online training platform goes live in the second half of 2020.

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

Career Advisory Services

Our Career Advisory Services include our Internship Advisory program and our Start-up Advisory program.

Our Internship Advisory program focuses on students’ career development by helping them identify and secure suitable internship and part-time or full-time work opportunities that are appropriate for their educational background and experience level. Through this program, we strive to help students map and navigate their career path and counsel them on matters including academic improvement to career assistance. Through this program, our student customers are given opportunities to communicate with professionals in their field of study and to participate in real-world case studies.

Our Start-up Advisory program provides advisory services to individual students and/or their families who want to start or make an investment in a business in the U.S. Collaborating with our strategic partners, our services include (i) recommending alternative business development opportunities; (ii) assistance with business plan development; (iii) assistance with accounting and financial management, marketing, product and project design; and (iv) assistance in project financing.

Student & Family Advisory Services

Our Student & Family Advisory Services are designed to assist our students and/or their families in the process of settling down in the U.S., so they can effectively focus on their studies.

Through our business partners, we assist the students’ families with purchasing real estate properties, organizing their personal financial management and investment needs, getting insurance and starting businesses. Our American Dream Program helps students’ families find investment projects in the U.S. We also advise corporate clients whose executives are moving to the U.S. for work. The scope of our services includes assistance with business consulting, relocation and other aspects of family support services. Services provided under this program are customized and thorough, and tailored towards each family’s unique needs in the U.S.

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

Significant Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York, AEC BVI, and AEC Southern UK (until the disposition of AEC Southern UK on May 1, 2019). All significant intercompany accounts and transactions have been eliminated in consolidation. On May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK. We have classified the operating results of AEC Southern UK as discontinued operations in the unaudited consolidated statement for all periods presented in this quarterly report on Form 10-Q.

As part of the process of preparing our unaudited consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2019, the Company does not have a liability for any unrecognized tax benefits.

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

We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02 “Leases (Topic 842)” for the three months and nine months ended September 30, 2019. We first evaluate our leases to determine whether they are classified as a finance lease or as an operating lease. A lease is a finance lease if any of the following criteria are met: (a) ownership transfers, (b) the lease includes an option to purchase the underlying asset, (c) the lease term is for the major part of the remaining economic life of the underlying asset, (d) the present value of the lease payments equals or exceeds the fair value of the underlying asset, or (e) the underlying asset is of a specialized nature that is expected to have no alternative use to the lessor at the end of the lease term. As such, all of our leases are classified as operating leases. We then determine whether the short-term exemption applies. The short-term exemption applies if the lease term 12 months or less and does not include a purchase option whose exercise is reasonably certain. If the short-term exemption applies then lease payments are recognized as expense and no asset or liability is recorded. If the short-term exemption does not apply, then we record an operating lease right-of-use asset and a corresponding operating lease liability equal to the present value of the lease payments. The ten-year commercial real estate lease we entered into in December 2014 did not meet the short-term exemption and, accordingly, we recorded the present value of the lease payments as a right-of-use asset and a lease liability in the unaudited consolidated balance sheet. We recognize expense on a straight-line basis over the life of the lease.

Recent Accounting Pronouncements

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and is effective for the Company on January 1, 2020. The Group is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value”. ASU 2018-13 removes and modifies existing disclosure requirements on fair value measurement, namely regarding transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Additionally, ASU 2018-13 adds further disclosure requirements for Level 3 fair value measurements, specifically changes in unrealized gains and losses and other quantitative information. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Group is in the process of evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard update which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required. This update was effective for the Company's annual period ended January 28, 2017. The adoption of the new standard did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has adopted the requirements of ASU 2016-02 on January 1, 2019, the first day of fiscal year 2019, and using the modified retrospective approach, electing the package of practical expedients, and the practical expedient to not separate lease and non-lease components for operating leases. We also elected the modified retrospective approach that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. The current adjustment has been disclosed and presented on balance sheet.

In January 2017, the FASB issued an accounting standard update which simplifies the test for goodwill impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the update in the fourth quarter of 2018. The adoption of the new standard did not have an impact on our consolidated financial statements.

In May 2017, FASB issued ASU No. 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this ASU has no material effect on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

In March 2018, the FASB issued ASU 2018-05: Income Taxes (Topic 740) that addresses the recognition of provisional amounts in the event that the accounting is not complete and a reasonable estimate can be made. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the TCJA. The adoption of this ASU has no material effect on the Company’s consolidated financial statements.

The Company has assessed all newly issued accounting pronouncements released during the three months and nine months ended September 30, 2019, and through the date of this filing, and believes that none of them will have a material impact on the Company’s financial statements when or if adopted.

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

On May 1, 2019, the Company sold AEC Southern UK to three individuals, Ye Tian, Rongxia Wang and Weishou Li. As a result, (1) the financial results of AEC Southern UK were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the first quarter of 2019; and (2) the related assets and liabilities associated with AEC Southern UK in the consolidated balance sheet for the three months ended September 30, 2018 and December 31, 2018, respectively, are classified as discontinued operations. See "Note 5 - Discontinued Operations" to our unaudited consolidated financial statements included in this report.

The Three Months Ended September 30, 2019, as Compared to the Three Months Ended September 30, 2018

	For the three months ended September 30,
	2019	2018	Variance	%
Key revenue streams:
Placement Advisory Services	$432,371	$472,825	$(40,454)	(9)%
Career Advisory Services	731,610	254,065	477,545	188
Student & Family Advisory	400,700	1,176,420	(775,720)	(66)
Other Advisory	-	-	-	NM
Total revenues	$1,564,681	$1,903,310	$(338,629)	(18)%
Gross Profit	$684,292	$541,849	$142,443	26%
Gross Margin	44%	28%

Revenue

●	Total revenues for the three months ended September 30, 2019, were $1,564,681, representing a decrease of $338,629, or 18% from $1,903,310 for the same period in 2018. The decrease was attributed mainly to a decrease in service requests. Total revenues for the three months ended September 30, 2019 were generated by the operations of AEC New York and AEC Southern Shenzhen which deliver customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

●	Our revenues from placement advisory services typically fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues for the three months ended September 30, 2019, from our placement advisory services decreased by $40,454, or approximately 9% from $472,825 for the same period in 2018. The decrease in our placement advisory services was due to a decrease in service requests. Revenues for our career advisory services increased by $477,545, or 188% from $254,065 for the same period in 2018, primarily due to an increase in service requests of Chinese students planning to return to the PRC and reclassification of the revenue line from under the student & family advisory services to placement advisory services. For the third quarter in 2019, revenue from student & family advisory services decreased by $775,720 from $1,176,420 for the same period in 2018, mainly because of a decrease in service requests and because we reclassified revenues that would have been previously classified as student & family advisory services to Placement Advisory Services and Career Advisory Services. This reclassification is to ensure revenues from different segments of our business accurately reflect the nature of such revenue, and to better assist our Company in strategizing our business plan going forward.

●	Due to the incentives and benefits of Talents Policy that Chinese government offers to the overseas Chinese students who wish to return to, live and work in China, our clients who recently graduated or are about to graduate have expressed interest in going back to China instead of staying in the U.S., which results in less service requests for placement advisory and student & family advisory services than before. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and accelerating our mergers and acquisitions efforts.

Gross Profit & Gross Margin

●	Our gross profit for the three months ended September 30, 2019, was $684,292, representing an increase of $142,443, or 26% from $541,849 for the three months ended September 30, 2018. The increase can be attributed mainly to a decline in outsourcing services, which has been an intentional effort since 2017 for the purpose of improving efficiency, and efficient work from our vendors.

●	Our gross margin was approximately 44% for the three months ended September 30, 2019, compared to approximately 28% for the same period in 2018.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the three months ended September 30,
	2019	2018	Variance	%
Operating expenses
Selling and marketing	$116,008	$371,096	$(255,088)	(69)%
General and administrative	953,872	919,335	35,302	4%
Total operating expenses	$1,069,880	$1,290,431	$(219,786)	(17)%
Income tax benefit	$(105,656)	$(43,812)	$322,284	-%
Net (loss) from continuing operations including noncontrolling interest	$(279,925)	$(691,947)	$412,022	-%

Operating Expenses

●	Total operating expenses decreased by $219,786 or 17% as compared to the three months ended September 30, 2018. The decrease was mainly due to the decrease in marketing expenses.

Income Tax Benefit

●	Income tax benefit of $105,656 for the three months ended September 30, 2019 represents the net effect of the tax payable and net losses for the periods presented.

Net Loss

●	Net loss from continuing operations including noncontrolling interest was $279,925 for the three months ended September 30, 2019, as compared to the net loss of $691,947 for the three months ended September 30, 2018, mainly due to the decreased marketing expense for the three months ended September 30, 2019.

The Nine Months Ended September 30, 2019, as Compared to the Nine Months Ended September 30, 2018

	For the nine months ended September 30,
	2019	2018	Variance	%
Key revenue streams:
Placement Advisory Services	$1,264,887	$515,701	$749,186	145%
Career Advisory Services	2,548,885	1,075,790	1,473,095	137
Student & Family Advisory	887,800	3,410,620	(2,522,920)	(74)
Other Advisory	3,000	-	3,000	100
Total revenues	$4,704,472	$5,002,111	$(300,639)	(6)%
Gross Profit	$2,055,396	$1,624,350	$431,046	27%
Gross Margin	44%	32%

Revenue

●	Total revenues for the nine months ended September 30, 2019, were $4,704,472, representing a decrease of $300,639, or 6% from $5,002,111 for the same period in 2018. The decrease was attributed mainly to a decrease in service requests. Total revenues for the nine months ended September 30, 2019 were generated by the operations of AEC New York and AEC Southern Shenzhen which deliver customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

●	Our revenues from placement advisory services typically fluctuate as a result of seasonal or other factors related to the high school/college admission process. Revenues for the nine months ended September 30, 2019, from our placement advisory services increased by $749,186, or approximately 145% from $515,701 for the same period in 2018. The increase in our placement advisory services was due to an increase in service requests from our corporate customers and reclassification of the revenue line from student & family advisory services to placement advisory services. Revenues from our career advisory services increased by $1,473,095, or 137% from $1,075,790 for the same period in 2018, primarily due to the reclassification of the revenue line from student & family advisory services. Revenues from student & family advisory services decreased by $2,522,920 for the same period in 2018, mainly due to the decrease in service requests and the fact that we reclassified revenues that would have been previously classified as student & family advisory services, to Placement Advisory Services and Career Advisory Services. Revenues from the other advisory services increased by $3,000 from the revenue for the nine months ended September 30, 2018, mainly due to an increase in service requests.

●	Due to the incentives and benefits of Talents Policy that Chinese government offers to the overseas Chinese students who wish to return to, live and work in China, and the changing policy of the U.S. governments, our clients who recently graduated or are about to graduate have expressed interest in going back to China instead of staying in the U.S., which results in less service requests for placement advisory and student & family advisory services than before. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and accelerating our mergers and acquisitions efforts.

Gross Profit & Gross Margin

●	Our gross profit for the nine months ended September 30, 2019, was $2,055,396, representing an increase of $431,046, or 27% from $1,624,350 for the nine months ended September 30, 2018. The increase was attributed mainly to a decline in outsourcing services, which has been an intentional effort since 2017 for the purpose of improving efficiency, and efficient work from our vendors.

●	Our gross margin was approximately 44% for the nine months ended September 30, 2019, compared to approximately 32% for the same period in 2018.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the nine months ended September 30,
	2019	2018	Variance	%
Operating expenses
Selling and marketing	$317,257	$434,511	$(117,254)	(27)%
General and administrative	2,405,750	1,841,407	564,343	31%
Total operating expenses	$2,723,007	$2,275,918	$447,089	20%
Provision for income taxes	$260,420	$-	$260,420	100%
Net (loss) from continuing operations including noncontrolling interest	$(926,727)	$(638,077)	$(288,650)	-%

Operating Expenses

●	Total operating expenses increased by $447,854 or 20% as compared to the nine months ended September 30, 2018. The increase was mainly due to the increase in general and administrative expense from professional fee for approximately $190,000, payroll expense for approximately $20,000, and bad debt expense from uncollected accounts receivable for approximately $10,000.

Income Tax Expense

●	Income tax expense of $260,420 for the nine months ended September 30, 2019 represents the net effect of the tax benefit and net income for the periods presented.

Net Loss

●	Net loss from continuing operations including noncontrolling interest was $926,727 for the nine months ended September 30, 2019, as compared to the net loss of $638,077 for the nine months ended September 30, 2018, mainly due to the increased office expense and professional services expense for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Discontinued Operations

On May 1, 2019, the Company sold AEC Southern UK to three individuals, Ye Tian, Rongxia Wang and Weishou Li. As a result, (1) the financial results of AEC Southern UK were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the first quarter of 2019; and (2) the related assets and liabilities associated with AEC Southern UK in the consolidated balance sheet for the three months ended September 30, 2018 and December 31, 2018, respectively, are classified as discontinued operations. See "Note 5 - Discontinued Operations" to our unaudited consolidated financial statements included in this report.

Cash Flows and Working Capital

As of September 30, 2019, we had cash of $990,073, a decrease of $995,060 from $1,985,133 as of December 30, 2018 for continuing operations. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Nine Months ended September 30,
	2019	2018	Variance	%
Net cash used in operating activities
Net cash used in continuing operating activities	$(1,543,744)	$(48,291)	$(1,495,453)	NM
Net cash used in by discontinued operating activities	-	(865,793)	865,793	NM
Net cash used in operating activities	$(1,543,744)	$(914,084)	$(629,660)	(46)%

Net cash used in investing activities
Net cash used in continuing financing activities	$(5,361)	$-	$(5,361)	(100)%
Net cash used in discontinued financing activities	-	-	-	NM
Net cash used in investing activities	$(5,361)	$-	$(5,361)	(100)%

Net cash provided by financing activities
Net cash provided by continuing financing activities	$547,286	$-	$547,286	100%
Net cash provided by discontinued financing activities	-	-	-	NM
Net cash provided by financing activities	$547,286	-	547,286	100%

Effect of exchange rates changes on cash	6,759	(19,337)	26,096	NM
Net change in cash	$(995,060)	$(933,421)	$(61,639)	(7)%

Cash Flow from Operating Activities

●	Net cash used in continuing operating activities for the nine months ended September 30, 2019 was $1,543,744, increased by $1,495,453 for the nine months ended September 30, 2018. The increase in net cash used in operations in 2019 was primarily attributable to faster payment to our service providers and increased advanced payments for the services provided for our current clients. Discontinued segment was sold during the nine months ended September 30, 2019.

Cash Flow from Investing Activities

●	Net cash used in investing activities for nine months ended September 30, 2019 was $5,361 and no cash flow from the same period in 2018.

Cash Flow in Financing Activities

●	Net cash provided by financing activities for the nine months ended September 30, 2019, was $547,286, an increase of $547,286, for the nine months ended September 30, 2018. The increase was due to the receipts of two non-interest bearing short-term loans, one for $148,987 (translated from RMB1,000,000) on January 18, 2019, and the other $287,898 (translated from RMB2,000,000) on April 15, 2019, from Guangdong Jianianhua Entertainment Co., Ltd. (“Guangdong Jianianhua”), a related party of China Cultural Finance Holding Company (“CCHFC”). Additionally, this increase also accounts for $127,606 (translated from HKD1,000,000) of subscription receivable from CCHFC.

These two loans and investment payment are part of a share purchase transaction between our Company and CCHFC pursuant to a share purchase agreement (the “SPA”). Pursuant to the SPA, CCFHC was to wire the purchase price in the amount of RMB 5,000,000 to AEC Southern Shenzhen, our subsidiary, in exchange for shares of our common stock. However, due to foreign currency restrictions imposed by the PRC government, both parties agreed that instead CCFHC would make a loan to AEC Southern Shenzhen, our subsidiary in the PRC, in several installments for the aggregate amount of RMB 4,000,000 through its related party in China, Guangdong Jianianhua, and one investment payment as contribution in the amount of HKD 1,000,000 to AEC Southern HK, AEC Southern Shenzhen’s holding company.

Consequently, CCFHC, through Guangdong Jianianhua, advanced to AEC Southern Shenzhen RMB 1,000,000, RMB 2,000,000 and another RMB 1,000,000 on January 18, 2019, April 15, 2019 and November 11, 2019, respectively, and directly made a contribution to AEC Southern HK in the amount of HKD 1,000,000 (approximately $127,606) on April 10, 2019.

The Company has taken steps to resolve this issue of bank account restriction and a bank account capable of accepting foreign investment is expected to be set up by the end of this year. Once such account is set up, the Company will repay any outstanding loans owed to CCFHC’s related party, while CCFHC will make a one-time payment for the remaining balance of investment to AEC Southern Shenzhen’s investment account in full. The shares of common stock were issued to CCFHC at the closing of the purchase agreement. We had no cash flow from financing activities during the nine months ended September 30, 2018.

Working Capital

The following table sets forth our working capital from continuing operations:

	September 30,	December 31,
	2019	2018	Variance	%
Total current assets from continuing operations	$5,223,970	$5,192,079	$31,891	1%
Total current liabilities from continuing operations	4,015,448	3,225,784	789,664	24
Working capital	$1,208,522	$1,966,295	$(757,773)	(39)%
Current ratio	1.30	1.61

●	As of September 30, 2019, we had a working capital surplus of $1,208,522, a decrease of $757,773 from a working capital surplus of $1,966,295 as of December 31, 2018. The decrease in working capital surplus represents the net effect of uncollected accounts receivable, payment to vendors and the latest borrowed short-term loans as detailed in the above Section “Cash Flow in Financing Activities”.

●	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. We believe we have adequate working capital to fund future growth activities.

Off-Balance Sheet Arrangements

We did not have, during the period presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

We experience seasonality in business with students as customers, specifically our placement advisory, career advisory and student and family services, all related to the business of AEC New York. The seasonality reflects the general trend of the industry of admissions and education related services, corresponding to the predominantly fall semester start dates of educational institutions admissions. Our services are higher in the fourth and first quarters of our fiscal year than the other two quarters, reflecting the engagement for services of educational institutions admissions predominantly occurring in the fourth quarter and first quarter of a calendar year, and other consulting services corresponding to the beginning of academic year, i.e. the fall semester.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no other subsequent event or transactions have occurred that required recognition or disclosure in our consolidated financial statements except for the following.

On November 11, 2019, the Company borrowed $142,110 (translated from RMB 1,000,000) from a related party for working capital purpose. The aggregate amount due to this related party were $561,790 as of November 11, 2019. The amounts are non-interest bearing, non-secure and due on demand.

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

During the nine months ended September 30, 2019, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO has concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of September 30, 2019. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

We have identified the following deficiencies, we have limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Additionally, we have inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes in our accounting system, partly as a result of our limited size and accounting staff. We have taken steps to remediate these issues, including (1) hiring one more accounting personnel, (2) updating our operations manual to clarify and limit the power of our management team and our employees, and (3) periodical inspections by major shareholders to supervise both of our financial condition and decision making process. We expect that we will have improved controls and documentation in place by December 31, 2019.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sale of equity securities during the three months ended September 30, 2019.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment filed with the Secretary of State of the State of Nevada dated November 8, 2018 (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 19, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock, (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Education Center, Inc.

	By:	/s/ Max P. Chen
	Name:	Max P. Chen
Dated: November 14, 2019	Title:	President, Sole Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary

