Form 10-K
period 2019-12-31
AMERICAN EDUCATION CENTER, INC.
filed 2020-05-29
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-201029

AMERICAN EDUCATION CENTER INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3941544
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2 Wall St, Fl. 8 New York, NY	10005
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2019 (the last business day of the Registrant’s most recently completed fiscal year) was $11,489,850.

As of May 28, 2020, the registrant had 57,497,113 shares of common stock issued and outstanding.

EXPLANATORY NOTE

Throughout this Annual Report on Form 10-K, the “Company”, “we,” “us,” and “our,” refer to (i) American Education Center, Inc., a Nevada corporation (“AEC Nevada”); (ii) American Education Center, Inc., a New York corporation (“AEC New York”) and its subsidiary; (iii) AEC Southern Management Co., Ltd, a company formed pursuant to the laws of England and Wales (“AEC Southern UK”), before it ceased to be an indirect wholly owned subsidiary of AEC Nevada on May 1, 2019 pursuant to a sale; and (iv) AEC Management Ltd., a British Virgin Islands company (“AEC BVI”) and the subsidiaries of BVI, unless otherwise indicated or the context otherwise requires.

This Annual Report on Form 10-K is filed after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the "SEC") under Section 36 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, originally issued on March 4, 2020, and later revised on March 25, 2020 (Release No. 34-88465) (the "Order"). On March 20, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file this Annual Report on Form 10-K until the date of this Annual Report on Form 10-K because the lockdown due to the outbreak of COVID-19 led to the Company’s delay in preparation and completion of its financial statements and the auditors’ inability to complete the field work and onsite inventory audit required in order to prepare their audit report.

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

PART I.

ITEM 1. Business

Overview

American Education Center Inc. (“AEC Nevada”) was incorporated in Nevada in May 2014 as a holding company. AEC Nevada operates through its wholly owned subsidiaries, American Education Center, Inc., incorporated in the State of New York in 1999 (“AEC New York”), and AEC Management Ltd., incorporated in the British Virgin Islands on October 23, 2018 (“AEC BVI”) and the subsidiaries of AEC BVI.

AEC New York was approved and licensed by the Department of the State of New York in 1999 to engage in education consulting service between the U.S. and the People’s Republic of China (the “PRC”). For more than 20 years, AEC New York has devoted itself to international education exchange between China and the U.S., by providing education and career enrichment opportunities for students, teachers, and educational institutions from both countries.

AEC Nevada acquired AEC Southern UK and its subsidiaries in 2016 pursuant to the Share Exchange Agreement (as defined below). AEC Southern UK holds 100% of the equity interests in AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) incorporated on December 29, 2015, with a registered capital of HK$10,000. AEC Southern UK owns 100% of the equity interests in Qianhai Meijiao Education Consulting Management Co., Ltd. (“AEC Southern Shenzhen”), a foreign wholly owned subsidiary incorporated pursuant to PRC law on March 29, 2016, with a registered capital of RMB5,000,000.

AEC BVI acquired AEC Southern HK and its subsidiary, AEC Southern Shenzhen, on April 22, 2019 pursuant to a share transfer agreement by and among the related parties, AEC BVI and AEC Southern UK, for a nominal consideration (the “AEC Southern HK Transfer”). Pursuant to a certain share exchange agreement dated May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK, on May 1, 2019, to three individuals, Ye Tian, Rongxia Wang and Weishou Li (the “AEC Southern UK Sale”). Thereafter, AEC Southern UK ceased to be a subsidiary of AEC Nevada.

AEC BVI, via its operating entity in the PRC, AEC Southern Shenzhen, serves as a local platform for expanding the Company’s business in mainland China. Our PRC operations are based in the city of Shenzhen, Guangdong province, a city designated by the PRC as a Special Economic Zone (“SEZ”). SEZs are granted a more free-market oriented economic and regulatory environment, with business and tax policies designed to attract foreign investment and technology.

Our mission is to become a leading provider of international education services, and to provide total solutions for technology in education field.

Currently, we provide four types of consulting services:

•	Placement Advisory Services;
•	Career Advisory Services;
•	Student & Family Advisory Services; and
•	Other Advisory Services.

Services to our clients are provided through the Company’s principal executive office in New York, NY and AEC Southern Shenzhen’s office in Shenzhen, China.

Leveraging our knowledge of and access to the education system and environment in the U.S., our understanding of China’s market demand for overseas education services and the evolving economy in China, we specialize in the delivery of customized high school and college placement advisory services as well as career advisory services to Chinese students wishing to study and gain post-graduate work experience in the U.S. Our advisory services are specifically designed to address the educational needs of the rising middle-class families in China. The demand for our advisory services is primarily the result of China’s decades-long one-child policy, society’s focus and emphasis on children’s education, and families’ desire to gain access to U.S. colleges and universities as well as work experience in the U.S.

Our total revenues for the fiscal years ended December 31, 2019 and 2018 were $5,308,412 and $7,012,439, respectively. For the fiscal year ended December 31, 2019, a vast majority of the revenue was from student advisory services in the U.S., delivered by AEC New York, which accounted for approximately 97.7% of our total revenue. Similarly, for the fiscal year ended December 31, 2018, revenue from student advisory services in the U.S., delivered by AEC New York, accounted for approximately 98.9% of our total revenue. Our strategy is to continue to strengthen localized services provision for students in the U.S. and continue to expand the U.S. market. We have already formulated and are in the process of implementing this multi-stage growth plan by marketing on various media platforms. Based in Shenzhen, we are also promoting localized services for Chinese students through various social media. For detailed information on marketing strategies and growth plans targeting to grow our advisory services in the U.S., refer to “Item 1. Business—Our Marketing Strategies” and “Item 1. Business—Our Growth Strategy.”

Share Exchange with AEC Southern Management Co. Ltd

On November 8, 2016, AEC Nevada, AEC Southern UK, Ye Tian (“Tian”), Rongxia Wang (“Wang”) (Tian and Wang, owners of record of 100% equity interests of AEC Southern UK, collectively, the “Former AEC Southern UK Shareholders”), and Yangying Zou (“Zou”) entered into a share exchange agreement (the “Share Exchange Agreement”) whereby AEC Nevada acquired AEC Southern UK as a 100% subsidiary, for a consideration of 1,500,000 shares of its common stock, par value $0.001 per share (“Common Stock”). Additionally, AEC Nevada also agreed to appoint Zou to serve as the CEO of AEC Southern UK and agreed to issue to Zou an aggregate of 1,500,000 shares of Common Stock at the closing (the “Share Exchange Closing Date”) of the Share Exchange Agreement. The transactions underlying the Share Exchange Agreement are referred hereinafter as the “Share Exchange Transaction.” On March 27, 2017, the parties to the Share Exchange Agreement agreed to amend the Share Exchange Agreement so that the Share Exchange Agreement would take effect on October 31, 2016, and amend the Share Exchange Closing Date to be on October 31, 2016. Pursuant to the Share Exchange Agreement, AEC Southern Shenzhen became an operating entity of the Company in China.

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

Pursuant to the Share Purchase Agreement, the Company agreed to use its commercially reasonable efforts to apply to list on the NASDAQ Capital Market or such other national securities exchange as is reasonably acceptable to CCFH (the “National Exchanges”), so that the Common Stock will commence trading on one of the National Exchanges (the “Uplisting”) within 365 days after the Share Purchase Closing Date (the “Uplisting Deadline”). Pursuant to the Share Purchase Agreement, if the Company did not complete Uplisting on or before the Uplisting Deadline, CCFH had, within 30 days following the Uplisting Deadline, the right to request the Company to buy back any number of the Shares (the “Buy Back Shares”), for a payment of the Buy Back Shares times the Purchase Price Per Share and such interest payment at a rate of 5% per annum accruing from the Share Purchase Closing Date, subject to the terms and conditions of the Shares Purchase Agreement. CCFH did not exercise such right to buy back.

Business Purchase Agreement with FIFPAC, Inc.

On July 10, 2018, the Company entered into a Business Purchase Agreement (the “Business Purchase Agreement”) with FIFPAC Inc. (“FIFPAC”), a New Jersey corporation, the 100% owner of American Institute of Financial Intelligence LLC, a New Jersey limited liability company (“AIFI”).

Pursuant to the Business Purchase Agreement, the Company issued 100,000 shares of Common Stock to FIFPAC on July 10, 2018, in exchange for a 51% equity ownership in AIFI.

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

Share Issuance Agreement and Exchange Agreement with China Cultural Finance Holdings Company Limited

On November 26, 2018, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with CCFH, whereby the Company agreed to issue a certain number of shares Common Stock to CCFH in exchange for an RMB5,000,000 investment in the Company’s subsidiary, AEC Southern Shenzhen, a foreign wholly owned subsidiary incorporated pursuant to PRC laws. The transactions underlying the Share Issuance Agreement closed on the same day and 7,199,113 shares of Common Stock were issued to CCFH.

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

Corporate Reorganization

On April 22, 2019, AEC BVI acquired AEC Southern HK and its subsidiary, AEC Southern Shenzhen, pursuant to a share transfer agreement by and between AEC BVI and AEC Southern UK, for a nominal consideration.

On May 1, 2019, AEC Nevada transferred 100% of the equity interest in AEC Southern UK, to three individuals, including Former AEC Southern UK Shareholders, Ye Tian and Rongxia Wang, and Weishou Li pursuant to a share exchange agreement.

Upon completion of the above transactions, AEC Southern UK is no longer one of our subsidiaries. We operate and control both AEC Southern HK and AEC Southern Shenzhen via AEC BVI.

Corporate Structure

The corporate structure of the Company as of the date of this quarterly report is illustrated as follows:

The address of our principal executive offices and corporate offices is 2 Wall Street, Fl. 8, New York, NY 10005. Our telephone number is (212) 825-0437. Our website is www.aec100.com.

Our Business

Headquartered in New York with operations in China, the Company, during fiscal year ended December 31, 2019 operated, and currently operates, in two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education in the U.S. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students intending to study in the U.S., through business referred by AEC New York. During the fiscal year ended December 31, 2019 and presently, the revenue of AEC BVI is entirely generated by the operation of AEC Southern Shenzhen.

Our Key Revenue Drivers

We have expanded our service platform to include advisory services for our student customers wishing to study and gain post-graduate work experiences in the U.S. Currently, our main advisory services include:

•	Placement Advisory Services;
•	Career Advisory Services;
•	Student & Family Advisory Services; and
•	Other Advisory Services.

All advisory services above are provided by our subsidiaries, AEC New York and AEC Southern Shenzhen.

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

Our Language Training service is based on the existing ESL training platform which provides language training for standard test preparation and is designed to help improve student’s English listening, speaking, reading, and writing skills. Student customers will be able to take these training courses online when our ESL online training platform goes live in 2020.

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

We provide placement services through both AEC New York and AEC Southern Shenzhen. AEC New York refers businesses to AEC Southern Shenzhen when clients in China need local support.

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

Student & Family Advisory Services

Our Student & Family Advisory Services are designed to assist our students and/or their families in the process of settling down in the U.S., such that they can effectively focus on their studies. We provide thorough services tailored to the unique needs of each student family encountered in the U.S.

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

Recent Development

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The pandemic has resulted in quarantines, travel restrictions, and temporary closure of stores and facilities in China and elsewhere. A substantial part of the Company’s revenue and workforce are concentrated in China. Consequently, the COVID-19 outbreak may materially adversely affect the Company’s business operations and its financial condition and operating results for 2020, including but not limited to material negative impact to the Company’s total revenues. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

On May 22, 2020, AEC Southern HK formed Yiqilai (Shenzhen) Consulting Management Co., Ltd. (“WOFE”) in the PRC. We intend to use WOFE as the primary entity to carry out our plan to identify and acquire an operating company in the PRC for online education e-commerce platform business. This new subsidiary is expected to expand and add to the our current business and is expected to better serve the our student customers.

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

Our Growth Strategy

Our goal is to become a leading total solutions educational services provider for Chinese students wishing to study and gain work experiences in the U.S. Our business development plan includes, among other things, the following strategic initiatives:

•	Expand organically within existing markets and into new markets. To carry out our vision of strengthening our market position in the U.S., we are implementing a combination of on- and off-line marketing approaches to expand our student-customer base in markets we currently serve. Such approaches include the recently launched Membership Program that is designed to maximize the power of personal and commission-based referral of our services to other potential customers; and the AEC Help mobile application, a social network platform that is intended to bring students together under one roof, offering them alternative solutions to issues frequently encountered by foreign students in the U.S.

•	Our Membership Program allows third-party agents and education service providers, either individuals or entities, to sign up as members. Benefits to becoming our members include access to all programs pursuant to our student advisory services currently provided by AEC New York. Our members typically have access to clients with needs that can be met by programs provided by AEC New York. After paying a one-time, non-refundable fee of $50,000 to become a member, members can seamlessly integrate our services with their service offerings by outsourcing the specific services to us. We believe the Membership Program will allow us to broaden the reach of our brand and services without establishing additional offices in China and in the U.S.

•	Our AEC Help mobile application was developed in-house and is operated by AEC New York. It is an iOS app that users can download for free from Apple AppStore. Users are international students who are in the U.S. or seek to study in the U.S. The app provides various academic and non-academic resources compiled by us to assist users for studying and living in the U.S. Resources available through the AEC Help app include academic resources where users can filter and search for universities based on the user’s own test scores and preferences, and non-academic resources such as unit conversions, maps, real-time exchange rates, student events, etc. Where the online resources cannot provide sufficient assistance to our users, they are able to reach a member of our staff who will connect the user with a third-party service provide directly. We believe this social media network, AEC Help, will allow us to broaden our reach to potential student customers.

•	To grow organically, we plan to expand our service offerings to existing student customers, as well as deepening our strategic relationships with top universities, top companies, and top recruitment agencies, to aggregate our resources to collectively deliver customized career advisory services. Previously, we intended to launch the Other Recruitment & Placement Services, which include our Foreign Student Recruitment services and Foreign Educator Placement services in 2019. However, due to the outbreak of COVID-19, this plan has been postponed to 2020. As of the date of this annual report, we believe we will be able to implement this plan next year. For detailed information on the impact of the outbreak of COVID-19, refer to “Item 1. Business—Outbreak of COVID-19.”

•	Through our Foreign Student Recruitment services, we will assist universities in China to recruit foreign students from the U.S. and other countries. We customize this service based on our relationship with universities in China and their specific recruitment goals. We believe the demand for our recruitment services is driven mainly by the lack of an established channel to attract students from the U.S. and the needs to expand and diversify the university’s student body.

•	Our Foreign Educator Placement services are designed to meet the increasing demand for experienced educators from the U.S. to teach in China. Based on our understanding of the market demand, we believe there is a significant service opportunity for us to recruit qualified U.S. educators from Pre-K-12 to college to teach in China.

•	Technology Platforms. We believe that our future success also depends, in part, on our ability to vertically integrate training courses and content delivery, specifically, complementing and integrating off-line, in person delivery with off-the-shelf, online delivery of training modules, which will increase the scalability of our operation. We are in the process of completing the development of an online ESL/language training platform for our student customers as well as an online training platform for our customer’s corporate clients in China which, when completed and launched, will allow participants to access our training courses on demand and on a 24/7 basis. Leveraging these two newly developed online training platforms, we believe we could realize significant growth in our revenues from language training as well as corporate training.

•	Mergers and Acquisitions. We plan to grow our training and advisory business through acquisitions and intend to replicate our success by identifying potential merger and acquisition targets, especially training institutions that are successful in their respective fields or industries, to efficiently and rapidly broaden our service offering. In addition, we are performing market research to identify suitable new markets and suitable targets in the education and training industry that are potentially profitable such as trade skills training, and personal development.

•	As part of our growth strategy, we acquired AIFI in 2018. We intend to provide, through AIFI, financial education and services through its training and certification programs with the goal in building a financial education information ecosystem to cultivate people’s sound financial judgement and decision-making abilities. The AIFI programs are intended to provide extensive and important financial literacy knowledge and relevant services to the financial services industry, non-profit organizations and schools. Specific target audiences include but are not limited to industry professionals, financial literacy educators, lending industry customers, college students, and K-12 students. In the fiscal year ended December 31, 2019 and 2018, we did not generate any revenue from AIFI.

Our Management Team

We believe we have a strong and experienced management team including our founder, chief executive officer, interim chief financial officer, and chairman, Mr. Max P. Chen, a pioneer and leader in the education service industry; Ms. Congying Fang, the director, president, and the chief executive officer of AEC BVI; and Ms. Weihua Zhu, the chief operating officer of AEC New York with over a decade of experience in education advisory services. Our team as a whole has many years of public and private company experience, industry and professional experience and a significant network of business contacts in the industry, and extensive experience in SEC reporting, compliance and risk management, business reorganization, and mergers and acquisitions.

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

According to Project Atlas, a collaborative global research initiative led by the Institute of International Education, in the academic year 2018/2019, the total number international students studying in the U.S. (in both public and private institutions) was 1,095,299, of which 369,548, or 33.7%, were Chinese nationals. For the academic year 2017/2018, the comparable figures were 1,094,792 international students in the U.S., of whom 33.2% or 363,341 were Chinese. This growth trend has been in place for several years. However, with the current political environment in Washington, DC regarding visas, it is not known whether it will continue in the future.

Our Competition

The education service and consulting industry targeting both PRC citizens abroad and PRC residents is rapidly evolving, highly fragmented and competitive. We expect competition in this industry to persist and intensify. For services provided by AEC New York, we primarily serve Chinese student customers and their families in the U.S. For services provided by AEC BVI, our prospective student clients are primarily located in China.

Our advisory services for student customers face significant competition from New Oriental Education & Technology Group Inc., a leader in the market of advisory services for student customers that we operate in.

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

We have launched our in-house developed mobile application—AEC Help. It is an iOS app that users can download for free from the Apple AppStore. Users are international students who are in the U.S. or seek to study in the U.S. The app provides various academic and non-academic resources compiled by us to assist users for studying and living in the U.S. Resources available through AEC Help Application include academic resources where users can filter and search for universities based on the user’s own test scores and preferences, and non-academic resources such as unit conversions, maps, real-time exchange rates, student events, etc. Where the online resources cannot provide sufficient assistance to our users, they are able to reach a member of our staff who will connect the user with a third-party service provide directly. We believe this social media network, AEC Help, will allow us to broaden our reach to potential student customers.

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

For the year ended December 31, 2019, our two largest customers, Oxbridge International Group Inc. and Skybound Consulting Inc. accounted for 50.3% and 21.5% of our revenues, respectively.

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

Properties/Facilities

Our principal executive office is located at 2 Wall Street, Floor 8, New York, NY 10005 (the “Headquarters”). We entered into a lease agreement for the Headquarters with an unrelated third-party landlord, pursuant to which the Company pays a monthly rent of $34,056. The Headquarters lease expires on July 31, 2025.

AEC Southern Shenzhen entered into a new lease in the fiscal year ended December 31, 2019, pursuant to which it leases office space from an unrelated third party on a month to month basis with a monthly rental cost of RMB52,456 (approximately US$8,497). The lease will expire on April 30, 2024.

We believe our facilities are sufficient for our business operations.

Employees

As of the filing date hereof, the Company has 20 full and part-time employees inclusive of outsourced consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not a party to, any off-balance sheet arrangements.

Seasonality

AEC New York typically experiences seasonal fluctuations in its revenues and results of operations, primarily due to quarterly changes in student enrollments related to the admission seasons. AEC BVI does not experience substantial seasonality in its revenues and results of operations.

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

We receive a significant portion of our revenue in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our major customers (that individually accounted for more than 10% of our gross revenues) accounted for approximately 50.3% and 53.3% of our total revenue for the year ended December 31, 2019 and 2018. The loss of one or more of these major customers, a significant decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business, and reputation. While none of our major customers have failed to make payments to us when they are due, we cannot guarantee that we would not experience this in the future.

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

The uncertainty involving the immigration policies of the current administration of the U.S. could have significant adverse effects on the demand for our business and may negatively impact our results of operation.

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

If fewer Chinese students choose to study in the United States, demand for our services and programs may decline.

The main demand for our main advisory services is the increasing number of Chinese students who choose to study abroad, especially in the United States, reflecting the growing demand for higher education in overseas countries by Chinese students. As such, any restrictive changes in immigration policy, terrorist attacks, geopolitical uncertainties and any international conflicts involving these countries could increase the difficulty for Chinese students to obtain student visas to study overseas or decrease the appeal of studying in such countries to Chinese students. Any significant change in admission standards adopted by overseas educational institutions could also affect the demand for overseas education by Chinese students. If overseas educational institutions significantly reduce their reliance on or acceptance of admission and assessment tests, such as TOEFL, IELTS or the Scholastic Assessment Test, or the SAT, the difficulty for Chinese students to meet the new admission standards could significantly increase, which could in turn negatively affect the demand for overseas education by Chinese students. Additionally, Chinese students may also become less attracted to studying abroad due to other reasons, such as improving domestic educational or employment opportunities associated with increased economic development in China. These factors could cause declines in the demand for our main advisory services, which may adversely affect our revenue and profitability.

An overall decline in the health of the Chinese economy and global economy and other factors impacting education spending and/or disposable income, such as natural disasters and fluctuations in inflation and foreign currency exchange rates may affect the spending power of our student customers, reduce demand for our services and materially harm our business, results of operations and financial condition.

Our business depends on the demand for education and the spending power and/or disposable income of the families of our student customers and, consequently, is sensitive to a number of factors that influence spending, such as general current and future economic and political conditions, consumer disposable income, energy and fuel prices, recession and fears of recession, unemployment, minimum wages, consumer debt levels, conditions in the housing market, interest rates, tax rates and policies, inflation, war and fears of war, inclement weather, natural disasters, terrorism, active shooter situations, outbreak of viruses, widespread illness, infectious diseases, contagions and the occurrence of unforeseen epidemics (including the outbreak of the coronavirus, commonly referred to as “COVID-19” and its potential impact on our financial results) and consumer perceptions of personal well-being and security.

The outbreak, and threat or perceived threat of outbreak, of COVID-19 has negatively impacted the ability of our student customers and their families to travel to the U.S., which could adversely affect our business, results of operations and financial condition

The outbreak of COVID-19, first in mainland China, then in Asia and eventually throughout the world, may adversely affect our business, results of operations and financial condition. Travel within China and to and from other countries, particularly the U.S., has been or may be restricted, which has impacted or inhibited travel of our student customers and/or their families. Student customers currently engaging us for services may not be able to travel to the U.S. in the near future and thus may be suspending their use of our services. Student customers seeking to enroll in U.S. educational institutions may choose to remain in China, thereby not seeking our services. The foregoing may result in reduced demand for our main advisory services, and accordingly, adversely affect our business, results of operations and financial condition.

The continuing efforts of our senior management team and other key personnel are important to our success, and our business may be harmed if we lose their services.

The continuing services of our senior management team is very important to us. We particularly value the service of Mr. Max P. Chen—our founder, CEO, interim CFO, and Chairman—who has been with AEC New York since its inception in 1999. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily, and our business may be disrupted or suffer from their departure. Competition for experienced management personnel in the private education sector is intense, the pool of qualified candidates is limited, and we may not be able to retain the services of our senior executives or key personnel or attract and retain high-quality senior executives or key personnel in the future. In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose teachers, students, key professionals, and staff members.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management has invested significant management time and financial resources to comply with existing standards for public companies, any changes in these standards could which could lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 2 Wall Street, Floor 8, New York, NY 10005 (the “Headquarters”). We entered into a lease agreement for the Headquarters with an unrelated third-party landlord pursuant to which the Company pays a monthly rent of $34,056. The Headquarters lease expires on July 31, 2025.

AEC Southern Shenzhen entered into a new lease in the fiscal year ended December 31, 2019 pursuant to which it leases office space from an unrelated third party on a month to month basis with a monthly rental cost of RMB52,456 (approximately US$8,497). The lease will expire on April 30, 2024.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “AMCT” and has very limited trading. The closing price for our Common Stock on the OTCQB on May 28, 2020, was $0.15 per share.

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

The following table shows the high and low bid prices of our common shares on the OTQB for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Low Price	Low Price	High Price
First Quarter 2020	$0.15	$0.49
Fourth Quarter 2019	$0.21	$0.75
Third Quarter 2019	$0.33	$0.58
Second Quarter 2019	$0.24	$0.70
First Quarter 2019	$0.31	$0.68
Fourth Quarter 2018	$0.30	$0.71
Third Quarter 2018	$0.30	$0.50
Second Quarter 2018	$0.48	$0.65
First Quarter 2018	$0.50	$0.80

There is no “public market” for shares of common stock of the Company. Although the Company’s shares are quoted on the OTCQB marketplace, there has been almost no transaction taken place in the previous years. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

Stockholders of Record

As of May 28, 2020, we have 109 record holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

As of May 28, 2020, we have two record holders of our Series B Convertible Preferred Stock and no record holder of our Series A Preferred Stock.

VStock Transfer, LLC, at 18 Lafayette Pl, Woodmere, NY 11598, is our transfer agent.

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

Options, Warrants, Convertible Securities

Currently, we do not have any warrants, options or convertible securities outstanding other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year 2019 and current reports on Form 8-K.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2019, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year 2019 and current affair reports on Form 8-K, except the following:

In May 2019, the Company entered into agreements pursuant to which it issued an aggregate of 200,000 shares of the Company’s common stock to four individuals who have been service providers to the Company for services provided.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

None.

Where You Can Find Additional Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to the Company, you may obtain its reports, proxy statements and other information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the consolidated financial statements of the Company thereto, which appear elsewhere in this Annual Report on Form 10-K, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward-looking statements due to many factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Annual Report on Form 10-K.

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

Having delivered customized ESL training, college and business consulting, and career advisory services to Chinese students and families since 1999, we are one of the most experienced and recognizable holistic solutions providers of education advisory services in the U.S. Additionally, recognizing the needs for enterprise training in China, from October 2016 to late 2018, we also delivered customized corporate training and advisory services to customers in China in the food industry to help them meet the related regulatory standards. The demand for such corporate training and advisory services in China has escalated in recent years and is driven mainly by China’s growing economy and desire to improve its competitiveness by meeting or setting international standards. Through AEC Southern Shenzhen, in fiscal year ended December 31, 2019, we delivered customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. through referred by AEC New York.

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

Significant Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York and AEC Southern UK. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York, AEC BVI, and AEC Southern UK (until the disposition of AEC Southern UK on May 1, 2019). All significant intercompany accounts and transactions have been eliminated in consolidation. On May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK. We have classified the operating results of AEC Southern UK as discontinued operations in the audited consolidated statement for all periods presented in this annually report on Form 10-K. All significant intercompany accounts and transactions have been eliminated in consolidation.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of December 31, 2019, the Company does not have a liability for any unrecognized tax benefits.

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

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and is effective for the 20

The Company has assessed all newly issued accounting pronouncements released during the year ended December 31, 2019 and through the date of this filing and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Annual Report on Form 10-K. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections starting on page 14 of this Annual Report on Form 10-K.

Year Ended December 31, 2019, as Compared to Year Ended December 31, 2018

	For year ended December 31,
	2019	2018	Variance	%
Key revenue streams:
Placement Advisory Services	1,264,107	704,164	559,943	80%
Career Advisory Services	3,153,605	2,084,055	1,069,550	51
Student & Family Advisory Services	887,700	4,224,220	(3,336,520)	(79)
Other Advisory Services	3,000	-	3,000	100
Total revenues	$5,308,412	$7,012,439	$(1,707,026)	(24)%
Gross Profit	$2,213,944	$2,514,168	$(300,224)	(12)%
Gross Margin	42%	36%

Revenues

•	Total revenues for the year ended December 31, 2019, were $5,308,412, representing a decrease of $1,707,026, or 24% from $7,012,439 for the year ended December 31, 2018. The decrease was attributed mainly to a decrease in service requests. Total revenues for the year ended December 31, 2019 were generated by the operations of AEC New York and AEC Southern Shenzhen which deliver customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

•	Our revenues from placement advisory services typically fluctuate as a result of seasonality or other factors related to the high school/college admission process. Revenues for the year ended December 31, 2019 from our placement advisory services increased by $559,943, or approximately 80% from $704,164 for the same period in 2018. The increase in our placement advisory services was due to the increased request from students while the allocation of our resources to elite college advisory services brought higher income per student. Revenues for our career advisory services increased by $1,069,550, or 51% from $2,084,055 for the same period in 2018, primarily because we reclassified revenues that would have been previously classified as student & family advisory services to Placement Advisory Services and Career Advisory Services. Revenues from student & family advisory services decreased by $3,36,520 from $4,224,220 for the same period in 2018, mainly due to the decrease in services requests of Chinese students planning to return to the PRC and reclassification of the revenue line from under the student & family advisory services to placement advisory services. Revenues from other advisory services were $3,000 for the year ended December 31,2019 due to the request to hold the exhibition for student activities. For the year ended December 31, 2018, we did not receive similar request and we are seeking opportunities to attract potential clients through event-holding for students’ activities.

•	Due to the incentives and benefits of Talents Policy that Chinese government offers to the overseas Chinese students who wish to return to, live and work in China, our clients who recently graduated or are about to graduate have expressed interest in going back to China instead of staying in the U.S., which results in less service requests for placement advisory and student & family advisory services than before. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and accelerating our mergers and acquisitions efforts.

Gross Profit & Gross Margin

•	Our gross profit for the year ended December 31, 2019, was $2,213,944, representing a decrease of $300,224, or 12% from $2,514,168 the year ended December 31, 2018. The decrease can be attributed mainly to a decline in total revenue due to the decrease of services request while we have been improving efficiency, and efficient work with our vendors, which has been an intentional effort since 2017.

•	Our gross margin was approximately 42% in 2019, as compared to approximately 36% in 2018.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the year ended December 31,
	2019	2018	Variance	%
Operating expenses
Sales and marketing	$317,248	$485,495	$(168,247)	(35)%
General and administrative	3,763,455	4,243,708	(480,253)	(11)
Total operating expenses	$4,080,703	$4,729,203	$(648,485)	(14)%
Income taxes benefit	$(31,472)	$(764,835)	$733,363	NM
Net (loss) from continuing operations including noncontrolling interest	$(1,832,867)	$(1,436,177)	$(396,690)	NM %

Operating Expenses

•	Total operating expenses decreased by $648,485 or 14% as compared to the year ended December 31, 2018. The decrease was attributed to the equity-based compensation to employee occurred in 2018 and decreased sales and marketing expenses.

Income Tax Benefit

•	Income tax expense of $31,472 for the year ended December 31, 2019 represents the net effect of tax payable reversal and net loss for the period.

Net Loss

•	The net loss of $1,832,867 for the year ended December 31, 2019 was due mainly to the decrease in revenue.

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

Cash Flows and Working Capital

As of December 31, 2019, we had cash of $1,035,396, a decrease of $949,738 from $1,985,133 as of December 31, 2018. We have financed our operations primarily through cash flow from operating and financing activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Year Ended December 31,
	2019	2018	Variance	%
Net cash used in operating activities
Net cash used in continuing operating activities	$(1,966,702)	$(181,237)	$(1,418,797)	NM%
Net cash used in by discontinued operating activities	366,668	(533,606)	533,606	(100)
Net cash used in operating activities	$(1,600,034)	$(714,843)	$(885,191)	NM%

Net cash used in investing activities
Net cash used in continuing investing activities	$(7,011)	$-	$(7,011)	(100)%
Net cash used in discontinued investing activities	-	-	-	NM
Net cash used in investing activities	$(7,011)	$-	$(7,011)	(100)%

Net cash provided by financing activities
Net cash provided by continuing financing activities	$655,024	$-	$655,024	100%
Net cash provided by discontinued financing activities	-	-	-	NM
Net cash provided by financing activities	$655,024	-	655,024	100%

Effect of exchange rates changes on cash	2,283	(20,618)	22,901	NM
Net change in cash	$(949,738)	$(735,461)	$(214,277)	NM%

Cash Flow from Operating Activities

•	Net cash used in operating activities for the year ended December 31, 2019, was $1,600,034, compared to net cash used in operating activities of $714,843 for the year ended December 31, 2018.

•	These changes are primarily attributable to the combination of the following: seasonality, where a significant portion of our clients engage our services in the fourth quarter of the fiscal year; we now pay our service providers faster; increased tax payment.

Cash Flow from Investing Activities

•	Net cash used in investing activities for the year ended December 31, 2019 is $7,011 and we had no cash flow from investing activities during the year ended December 31, 2018.

Cash Flow in Financing Activities

•

Net cash provided by financing activities for the year ended December 31, 2019 was $655,024 and we had no cash flow from financing activities during the year ended December 31, 2018. The increase was due to the receipts of three non-interest bearing short-term loans of $574,564 and an investment payment of $127,606.

Consequently, China Cultural Finance Holding Company (“CCFH”), through Guangdong Jianianhua Entertainment Co., Ltd. (“Guangdong Jianianhua”), advanced to AEC Southern Shenzhen $143,641 (translated from RMB1,000,000) on January 18, 2019, $287,282 (translated from RMB2,000,000) on April 15, 2019 and another $143,641 (translated from RMB 1,000,000) on November 11, 2019, respectively.

Additionally, this increase also accounts for $127,606 (translated from HKD1,000,000) of investment payment from CCHF as part of a share purchase transaction between our Company and CCHF pursuant to a share purchase agreement (the “SPA”). Pursuant to the SPA, CCFH was to wire the purchase price in the amount of RMB 5,000,000 to AEC Southern Shenzhen, our subsidiary, in exchange for shares of our common stock. However, due to foreign currency restrictions imposed by the PRC government, both parties agreed that instead CCFH would make a loan to AEC Southern Shenzhen, our subsidiary in the PRC, in several installments for the aggregate amount of RMB 4,000,000 through its related party in China, Guangdong Jianianhua, and one investment payment as contribution in the amount of HKD 1,000,000 (approximately $127,606) to AEC Southern HK, AEC Southern Shenzhen’s holding company on April 10, 2019.

The Company has taken steps to resolve this issue of bank account restriction and a bank account capable of accepting foreign investment is expected to be set up by the end of this year. Once such account is set up, the Company will repay any outstanding loans owed to CCFH’s related party, while CCFH will make a one-time payment for the remaining balance of investment to AEC Southern Shenzhen’s investment account in full. The shares of common stock were issued to CCFH at the closing of the purchase agreement.

Working Capital

The following table sets forth our working capital.

	Year ended December 31,
	2019	2018	Variance	%
Total current assets	$4,163,050	$5,192,079	$(1,029,029)	(20)%
Total current liabilities	4,147,871	3,225,784	922,087	29
Working capital	$15,179	$1,966,295	$(1,951,116)	(99)%
Current ratio	1.00	1.61

•	As of December 31, 2018, we had working capital surplus of $15,179, a decrease of $1,951,116 from a working capital surplus of $1,966,295 as of December 31, 2018. The decrease in working capital surplus was attributable mainly to uncollectible accounts receivable from AEC New York while we’re expecting portion of the accounts receivable from AEC New York collected in 2020.

•	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our operations by establishing additional representative offices in our major market, the PRC, increasing our marketing efforts and hiring more personnel to support our growing operations. We believe we have adequate working capital to fund future growth activities.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

•	We experience seasonality in business with students as customers, specifically our placement advisory, career advisory and student and family services, all related to business of AEC New York. The seasonality reflects the general trend of the industry of admissions and education related services, corresponding to the predominantly fall semester start dates of educational institutions admissions. Our services are higher in the fourth and first quarters of our fiscal year than the other two quarters, reflecting the engagement for services of educational institutions admissions predominantly occurring in the fourth quarter and first quarter of a calendar year, and other consulting services corresponding to the beginning of academic year, i.e. the fall semester.

Subsequent Events

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements except for the following.

In January 2020, the Company entered into agreements pursuant to which it issued an aggregate of 700,000 shares of the Company’s common stock to 2 individuals who are either employees of the Company or have been service providers to the Company, for employment-based compensation or services provided, respectively.

The Company borrowed two loans of $287,282 from a shareholder of the Company, $143,641 (translated from RMB1,000,000) borrowed on April 1, 2020, and $143,641 (translated from RMB1,000,000) borrowed on May 26, 2020. The amounts are non-interest bearing, non-secure and due on demand.

The Company incorporated a new subsidiary, Yiqilai (Shenzhen) Consulting Management Co., Ltd., in Shenzhen, China on May 22, 2020 pursuant to PRC laws.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2019, and the notes thereto are set forth on page F-1 through F-31 of this Annual Report.

ITEM 9. CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

Acquisition of G.C. & Associates CPAs, PLLC

In January 2020, G.C. & Associates CPAs, PLLC (“GCA CPA”), the Company’s independent registered public accounting firm, entered into a joint venture agreement with JLKZ CPA LLP (“JLKZ CPA”), pursuant to which JLKZ CPA acquired GCA CPA’s audit operations and certain employees at GCA CPA became employees of JLKZ CPA. As a result, on January 17, 2020, JLKZ CPA replaced GCA CPA and became the Company’s independent registered public accounting firm. The Company’s Board of Directors approved this change on January 17, 2020, effective as of January 17, 2020. GCA CPA’s audit reports on the financial statements of the Company as of and for the fiscal years ended December 31, 2018 and 2017 did not contain an adverse opinion or disclaimer of opinion, nor were them qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years and subsequent interim period before the replacement of GCA CPA as the Company’s independent registered public accounting firm, (i) there were no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and GCA CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to GCA CPA’s satisfaction, would have caused GCA CPA to make reference in connection with GCA CPA’s opinion to the subject matter of the disagreement and (ii) there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

Dismissal of Wei & Wei

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

Effective February 22, 2018, the Company appointed G.C. & Associates CPAs PLLC (“GC & Associates”) as the Company’s independent registered public accounting firm for the Company’s fiscal years ended December 31, 2017 and ending December 31, 2018. The Board approved of the appointment of GC & Associates as of February 22, 2018. During the fiscal year ended December 31, 2017, and the subsequent interim period through February 22, 2018, neither the Company nor anyone on its behalf consulted with GC &Associates regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by GC & Associates, in either case where written or oral advice provided by GC & Associates would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor, Wei & Wei or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

During the year ended December 31, 2019, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our CEO has concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of December 31, 2019. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

Based on this evaluation, our CEO has concluded that as of December 31, 2019, our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. We have identified the following deficiencies, we have limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Additionally, we have inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes in our accounting system, partly as a result of our limited size and accounting staff. We have taken steps to remediate these issues and expect to have improved controls and documentation in place by December 31, 2020.

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

Changes in internal control over financial reporting

Our CEO, Max P. Chen, has acted as the interim CFO since February 5, 2018, following the prior Chief Financial Officer resignation for personal reasons. Mr. Chen will continue to act as the interim CFO until the Company engages a CFO with significant experience in public reporting company.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)	Position Since
Max P. Chen	65	President, Chief Executive Officer, interim Chief Financial Officer, Secretary, Sole Director	May 2014

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

				Stock Option	Stock		All Other
Name and		Salary	Bonus	Awards	Awards		Compensation	Total
Principal Position	Year	($)	($)	($)	(#)		($)	($)
Max P. Chen, President, CEO and interim CFO (1)	2019	$180,000	N/A	N/A	N/A		N/A	$ N/A
	2018	$180,000	N/A	N/A	12,500,000	(2)	N/A	$192,500
Anthony S. Chan, CFO (3)	2019	$0	N/A	N/A	N/A		N/A	$0
	2018	$14,732	N/A	N/A	N/A		N/A	$14,732

(1) Mr. Chen received employment compensation pursuant to an Employment Agreement entered into with the Company dated August 28, 2017 as the Company’s CEO. Mr. Chen did not separately receive any other compensation for acting as the Company’s interim CFO.

(2) Mr. Chen received stock awards for 12,500,000 shares of Series B Preferred Stock, pursuant to a Manager Share Issuance Agreement with the Company dated November 26, 2018.

(3) Anthony S. Chan served as Chief Financial Officer of the Company from September 28, 2017 to February 5, 2018.

Option Grants in Last Fiscal Year

The company did not grant any options in the fiscal year ended December 31, 2019.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement, or similar benefits for directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

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

Change of Control Compensatory Plans

As of December 31, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of May 15, 2020, by: (i) each person known by us to be the beneficial owner of 5% or more of the outstanding Common Stock, Series A Preferred Stock, or Series B Preferred Stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of May 28, 2020, the Company has 57,497,113 shares of Common Stock outstanding, 0 shares of Series A Preferred Stock outstanding, and 25,000,000 shares of Series B Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock or Series B Preferred Stock that such person has the right to acquire within 60 days of May 29, 2020. For purposes of computing the percentage of outstanding shares of our Common Stock or Series B Preferred Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of May 29, 2020 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 2 Wall St., FL. 8, New York, NY, 10004.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	% of Class	Amount and Nature of Beneficial Ownership (Series B Preferred Stock)	% of Class	% Total Voting Power (1)
Director and Officers

Max P. Chen, President, Chief Executive Officer, interim Chief Financial Officer, Sole Director	10,563,000	18.60%	12,500,000	50.00%	46.80%
All officers and directors as a group (one person)	10,563,000	18.60%	12,500,000	50.00%	46.80%

5% Shareholders
China Cultural Finance Holdings Company Limited	14,699,113	25.88%	12,500,000	50.00%	47.54%

(1)

Percentage total voting power represents voting power with respect to all shares of our Common Stock, Series B Preferred Stock, voting together as a single class (0 shares of Series A Preferred Stock is issued and outstanding as of May 29, 2020). Each holder of Series B Preferred Stock is entitled to twenty (20) votes per share of Common Stock on all matters submitted to our stockholders for a vote. The Common Stock and Series B Preferred Stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Series B Preferred Stock is convertible at any time by the holder into shares of Common Stock on a share-for-share basis upon approval by the Company’s board of directors.

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

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $96,000 for student consulting services pursuant to which $48,000 was realized in 2019 and the rest is expected to be fully delivered and accounted for in 2020.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a corporation incorporated in the state of New York that focuses on career and business development activities. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. The Company prepaid WSIC $149,628 for business consulting services pursuant to which $100,000 was realized in 2019 and the rest is expected to be fully delivered and accounted for in 2020.

The Company borrowed RMB4,000,000 (approximately $574,564) from a shareholder of the Company during the year ended December 31, 2019. The amount due to this related party was $574,564 as of December 31, 2019. The loan is non-interest bearing, unsecured and due on demand. We do not anticipate the shareholder-creditor to demand immediate repayment during the fiscal year ending December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $75,000 and $125,139 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2019 and 2018.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we engaged Wei & Wei, and were billed approximately $6,350 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

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

PART IV

ITEM 15. EXHIBITS

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-31 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment filed with the Secretary of State of the State of Nevada dated November 8, 2018 (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 19, 2018)*
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)*
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)*
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)*
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)*
10.1	Loan Agreement by and between Guangdong Jinhua Recreation Development Co., Ltd. and AEC Southern Shenzhen dated November 11, 2019**
10.2	Loan Agreement by and between Guangdong Jinhua Recreation Development Co., Ltd. and AEC Southern Shenzhen dated April 15, 2019**
10.3	Loan Agreement by and between Guangdong Jinhua Recreation Development Co., Ltd. and AEC Southern Shenzhen dated January 18, 2019**
10.4	Lease Agreement by and between Liu Shengrong and AEC Southern Shenzhen dated April 28, 2019**
10.5	Share Transfer Agreement by and between AEC BVI and AEC Southenr UK dated April 22, 2019**
10.6	Share Exchange Agreement by and between AEC Nevada and shareholders dated May 1, 2019**
21.1	Subsidiaries **
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Previously filed.
**	Filed herewith.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 29, 2020

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
Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Education Center, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Education Center, Inc. and Subsidiaries (the “Company”), as of December 31, 2018, and the related consolidated statement of income, stockholders’ equity, and cash flow for the year ended December 31, 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flow for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 24 to the financial statements, the Company had incurred substantial losses during the year, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 24. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ G.C. & Associates CPAs, PLLC

G.C. & Associates CPAs, PLLC

Flushing, NY

April 16, 2019

We have served as the Company’s auditor since February 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of American Education Center, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Education Center, Inc. and Subsidiaries (the “Company”), as of December 31, 2019, and the related consolidated statement of income, stockholders’ equity, and cash flow for the year ended December 31, 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flow for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 24 to the financial statements, the Company had incurred substantial losses during the year, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 24. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

s/ JLKZ CPA LLP

JLKZ CPA LLP
Flushing, NY
May 29, 2020

We have served as the Company’s auditor since January 2020.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS

Current assets:
Cash	$1,035,395	$1,985,133
Accounts receivable, net of allowance for doubtful accounts of $2,605,348 and $1,189,147 at December 31, 2019 and 2018, respectively	2,874,125	2,906,231
Prepaid expenses	253,530	300,715

Total current assets	4,163,050	5,192,079

Noncurrent assets:
Fixed Asset, net	6,226	-
Deferred income taxes	557,615	428,206
Intangible asset, net	272,226	420,407
Operating lease right-of-use asset	2,149,710	-
Security deposits	285,041	266,021

Total noncurrent assets	3,270,818	1,114,634

Total assets of continuing operations	7,433,868	6,306,713

Assets of discontinued operations, net	-	917,059

TOTAL ASSETS	$7,433,868	$7,223,772

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,867,133	$2,792,388
Taxes payable	60,511	-
Deferred revenue	215,500	252,925
Advances from clients	60	34,892
Short-term loan from related party	574,564	-
Short-term loan due within a year	98,433	145,579
Operating lease liability - current portion	331,670	-

Total current liabilities	4,147,871	3,225,784

Noncurrent liabilities:
Deferred rent	-	221,461
Operating lease liability	2,067,504	-
Long-term loan	-	-

Total liabilities of continuing operations	6,215,375	3,447,245

Liabilities of discontinued operations	-	1,881,404

Total liabilities	6,215,375	5,328,649

Stockholders’ equity:
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized 25,000,000 and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	25,000	25,000
Common stock, $0.001 par value;
450,000,000 shares authorized; 56,797,113 shares issued and 56,597,113 outstanding at December 31, 2019 and 2018 respectively	56,797	56,597
Additional paid-in capital	8,267,930	8,206,130
Treasury stock at cost, 1,000,000 shares at 0.66 per share	(660,000)	-
Subscription receivables	(592,305)	(719,911)
Retained earnings	(5,924,231)	(5,714,688)
Accumulated other comprehensive income	(4,678)	(13,865)
Total controlling interest	1,168,513	1,839,263
Noncontrolling Interest	49,980	55,860

Total stockholders' equity	1,218,493	1,895,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,433,868	$7,223,772

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018

Revenues	$5,308,412	$7,012,439
Cost of revenues	3,094,468	4,498,271
Gross profit	2,213,944	2,514,168

Operating expenses:
Selling and marketing	317,248	485,495
General and administrative	3,763,455	4,243,708
Total operating expenses	4,080,703	4,729,203

(Loss) from operations	(1,866,759)	(2,215,035)
Other income	2,420	14,023

(Loss) before provision for income taxes	(1,864,339)	(2,201,012)
Provision for income taxes (benefit)	(31,472)	(764,835)

Net (loss) from continuing operations including noncontrolling interest	$(1,832,867)	$(1,436,177)

Net income (loss) from discontinued operations, net of income taxes benefit	561,807	(5,255,215)

Net (loss) including noncontrolling interest	(1,271,060)	(6,691,392)
Less: Net (loss) attributable to noncontrolling interest	(5,880)	(2,940)
Net (loss) attributable to American Education Center	$(1,265,180)	$(6,688,452)

Net (loss) including noncontrolling interest	$(1,271,060)	$(6,691,392)
Other comprehensive (loss)
Foreign currency translation income (loss)	9,187	(20,618)
Comprehensive (loss) including noncontrolling interest	$(1,261,873)	(6,712,010)
Less: Comprehensive (loss) attributable to noncontrolling interest	(5,880)	(2,940)
Comprehensive (loss) attributable to American Education Center	$(1,255,993)	$(6,709,070)

Income (loss) earnings per common share - basic and diluted
Income (loss) from continuing operations	$(0.03)	$(0.03)
(Loss) from discontinued operations	$0.01	$(0.12)
Net income (loss) earnings per common share - basic and diluted	(0.02)	(0.15)

Weighted average shares
Outstanding, basic and diluted	56,729,719	43,062,256

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018

Cash flows from operating activities:
Net (loss)	$(1,271,060)	$(6,691,392)
Loss from discontinued operation, net of income taxes	-	5,255,215
Adjustments to reconcile net (loss) including noncontrolling interest to net cash
(Used in) operating activities:
Deferred tax provision (benefit)	(129,409)	(402,565)
Deferred rent expense	(20)	29,919
Increase rent expense	28,020	-
Gain from disposal of the discontinued operation, net of income taxes	(928,475)	-
Gain from bargain purchase of business	-	(13,200)
Stock-based compensation expense	62,000	1,456,840
Provision for doubtful accounts	1,557,201	1,048,147
Depreciation expense for fixed assets	791	-
Amortization expense for learning platform	12,000	6,000
Amortization expense	136,181	136,181
Change in operating assets and liabilities:
(Increase) in security deposit	(19,020)	-
(Increase) in accounts receivable	(1,525,095)	(1,959,385)
Decrease in prepaid expenses	47,185	6,465
Increase in accounts payable and accrued expenses	74,745	1,137,291
Increase (decrease) increase in taxes payable	60,511	(443,199)
(Decrease) increase in deferred revenue	(37,425)	232,925
(Decrease) increase in advances from clients	(34,832)	19,521
Net cash (used in) continuing operating activities	(1,966,702)	(181,237)
Net cash (used in) discontinued operating activities	366,668	(533,606)
Net cash (used in) operating activities	(1,600,034)	(714,843)

Cash flows from investing activities:
Fixed assets purchased	(7,011)	-

Net cash used for by investing activities	(7,011)	-

Cash flows from financing activities:
Proceeds for stock subscription receivables	127,606	-
(Repayment) of short-term loan	(47,146)	-
Loan from stockholder	574,564	-
Net cash provided by continuing financing activities	655,024	-
Net cash provided by discontinued financing activities	-	-

Net cash provided by financing activities	655,024	-

Effect of exchange rates changes on cash	2,283	(20,618)

Net change in cash	(949,738)	(735,461)
Cash at beginning of period	1,985,133	2,720,985

Cash at end of period	$1,035,395	$1,985,524
Less cash of discontinued operations - end of period	-	391
Cash of continuing operations - end of period	1,035,395	1,985,133

Supplemental disclosure of cash flow information

Cash paid for income taxes	$40,407	$80,764

Cash paid for interest	$15,180	$10,918

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	FOR THE YEAR ENDED DECEMBER 31, 2019
										Accumulated
					Additional					other
	Common stock		Series B Preferred Stock		paid-in	Treasury Stock		Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	earnings	income	Interest	Total
Balance as of December 31, 2017	41,350,000	$41,350			$6,021,126		$-	$-	$973,764	$6,753	$-	$7,043,493
Net loss									(6,688,452)		(2,940)	(6,691,392)
Issuance of common stock for acquisition of business	100,000	100			47,900						58,800	106,800
Issuance of common stock and Series B preferred stock for service and to employee compensation	448,000	448	12,500,000	12,500	1,443,892							1,456,840
Issuance of common stock and series B preferred stock in exchange for series A preferred stock	7,500,000	7,500	12,500,000	12,500	(19,500)							-
Issuance of common stock for cash	7,199,113	7,199			712,712			(719,911)				-
Foreign currency translation loss										(20,618)		(20,618)
Balance as of December 31, 2018	56,597,113	$56,597	25,000,000	$25,000	$8,206,130		$-	$(719,911)	$(5,714,688)	$(13,865)	$55,860	$1,895,123
Realization upon disposal of subsidiary by reacquiring stock	(1,000,000)					1,000,000	(660,000)		1,062,541			402,541
Net loss									(1,272,084)		(5,880)	(1,277,964)
Issuance of common stock for services	200,000	200			61,800							62,000
Issuance of common stock for cash								127,606				127,606
Foreign currency translation income									-	9187		9,187
Balance as of December 31, 2019	55,797,113	$56,797	25,000,000	$25,000	$8,267,930	1,000,000	$(660,000)	$(592,305)	$(5,924,231)	$(4,678)	$49,980	$1,218,493

See accompanying notes to consolidated financial statements

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS

American Education Center, Inc. (“AEC New York”) is a New York corporation incorporated on November 8, 1999 and is licensed by the Department of the State of New York to engage in education related consulting services.

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

On October 31, 2016, the Company completed an acquisition transaction through a share exchange with two stockholders, Rongxia Wang and Ye Tian, of AEC Southern Management Co., Ltd. (“AEC Southern UK”), a company formed in December 2015 pursuant to the laws of England and Wales. The Company acquired 100% of the outstanding shares of AEC Southern UK in exchange for 1,500,000 shares of its common stock valued at $210,000 (the “AEC Southern UK Share Exchange”). As a result of the AEC Southern UK Share Exchange, AEC Southern UK became a wholly owned subsidiary of the Company.

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

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

1.	ORGANIZATION AND BUSINESS (continued)

The Company’s corporate structure as of December 31, 2019 is as follows:

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

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional currency is US dollars. The Company has three bank accounts located in the PRC and one located in Hong Kong. Translation adjustments arising from the use of different exchange rates, in the circumstance any subsidiary’s functional currency is not US dollars, from period to period are included as a separate component of accumulated other comprehensive income included in statements of changes in stockholders’ equity. Gain and losses from foreign currency transactions are included in the consolidated statements of operations and comprehensive income.

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

For the year ended December 31, 2019, approximately 4.7 million, or more than 88%, of the revenue was realized as accounts receivable and approximately $490,000 of the revenue was realized from deferred revenue.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

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

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At December 31, 2019 and December 31, 2018, the Company does not have a liability for any unrecognized tax benefits.

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

The Company is subject to Federal corporate income tax in the US at 21%. Provisions for income taxes for the United States have been made for the year ended December 31, 2019.

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

The People's Republic of China (“PRC”)

AEC Southern Shenzhen was incorporated in the PRC. Pursuant to the income tax laws of China, the Company is not subject to tax on non-China source income. The Company is subject to corporate tax in China at 25% for the net taxable income. AEC Southern Shenzhen has no income tax for the year ended December 31, 2019 due to the net operating loss for the period.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of December 31, 2019 and 2018, respectively, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

Earnings (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options are converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options and warrants are only dilutive when the average market price of the underlying common stock exceeds the exercise price of the options or warrants because it is unlikely that they would be exercised if the exercise price were higher than the market price.

Noncontrolling interest

According to Financial Accounting Standards Board (FASB) Accounting Standards noncontrolling interest shall be reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount shall be clearly identified and labeled, for example, as noncontrolling interest in subsidiaries. An entity with noncontrolling interests in more than one subsidiary may present those interests in aggregate in the consolidated financial statements。

Bargain Purchase

According to Financial Accounting Standards Board (FASB) Accounting Standards, a barging purchase is defined as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquire.

Contingent Consideration

The Company recognizes the fair value of any contingent consideration that is transferred to the seller in a business combination on the date at which control of the acquiree is obtained. This value is generally determined through a probability-weighted analysis of the expected cash flows.

Contingent consideration is classified as a liability or as equity on the basis of the definitions of an equity instrument and a financial liability. The contingent consideration is payable in cash and, accordingly, the Company classified its contingent consideration as a liability. It is not remeasured, and any gain or loss on settlement at an amount different from it’s carrying value will be recognized in net income in the period during which it is settled.

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

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

Adoption of the standard resulted in the recognition of $2,016,142 of ROU assets and $2,237,583 of lease liabilities for leases on our consolidated balance sheet at adoption on January 1, 2019 related to office space lease commitment on March 1, 2015. The difference between the ROU assets and lease liabilities was due to prepaid rent. For a new lease commitment on May 1, 2019, the company initially recognized $414,157 (RMB2,899,099) of ROU assets and lease liabilities of $399,048 (RMB2,793,341). The difference between the ROU assets and lease liabilities was due to prepaid rent and initial direct cost.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In August 2018, the FASB issued ASU 2018-13 to modify the disclosure requirements on fair value measurements. The amendments are effective beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The Company is in the process of assessing the impact of the standard on the Company’s fair value disclosures. However, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and is effective for the Company on January 1, 2020. The Company has evaluated the effect of the adoption of this ASU and does not expect there will be impact on its consolidated financial statements and related disclosures from the adoption of the new guidance.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

4.	ACCOUNTS RECEIVABLES

Activity in the allowance for doubtful accounts was as followings:

	December 31,	December 31,
	2019	2018
Accounts receivable	$5,479,473	$4,095,378
Allowance for bad debts	(2,605,348)	(1,189,147)
Accounts receivable, net	$2,874,125	$2,906,231

Balance, beginning of year	$1,189,147	$141,000
Provision (net of recover)	1,557,201	1,048,147
Amounts written off, net of recoveries	(141,000)	-

Balance, end of year	$2,605,348	$1,189,147

5.	FIXED ASSET, NET

As of December 31, 2019 and 2018, fixed asset, net as follows:

	December 31,	December 31,
	2019	2018
Electronic equipment	$6194	$-
Office furniture	817	-
Less: accumulated depreciation	(785)	-

Fixed asset - net	$6,226	$-

For the year ended December 31, 2019 and 2018, amortization expense was $791, and $0 respectively.

6.	INTANGIBLE ASSET, NET

The gross carrying amount and accumulated amortization of this asset as of December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	120,000
Less: accumulated amortization	(460,588)	(312,407)

Intangible asset - net	$272,226	$420,407

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. For the year ended December 31, 2019 and 2018, amortization expense was $148,181 and $ 142,181, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,
2020	148,181
2021	46,045
2022	12,000
2022	66,000

Total	$272,226

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

7.	DEFERRED COMPENSATION

On October 31, 2016, 1,500,000 shares of common stock of the Company were granted and issued to AEC Southern UK’s CEO who would provide service over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.14 per share. On the grant date, $210,000 was recognized as deferred compensation, which was expensed over the three-year period using the straight-line method. On December 31, 2017, the remaining balance of $198,333.33 deferred compensation was expensed due to the resignation of AEC Southern UK’s CEO.

On December 31, 2016, the Company granted and issued 6,000,000 shares of common stock to AEC Southern UK’s Chairman who would provide services over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On the grant date, $3,300,000 was recognized as deferred compensation, which was expensed over a three-year period using the straight-line method. The Company decided not to cancel or retrieve the shares issued to the CEO of AEC UK as compensation and recognized the remaining of the compensation as part of the loss from disposal during 2019.

8.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office and the office in Shenzhen, China of $285,041 and $266,021 as of December 31, 2019 and 2018. As of December 31, 2019, AEC New York has security deposits of $266,021 and AEC Shenzhen has security deposits of $19,020.

9.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at two commercial banks in the US, three commercial banks in the PRC and one commercial bank in Hong Kong.

Funds held in US banks and insured by Federal Deposit Insurance Corporation up to $250,000 per depositor, per insured bank, for each account ownership category.

Funds held in the PRC banks are covered by Deposit Insurance Ordinance (index: 000014349/2015-00031) that insures RMB500,000 for the total of all depository accounts.

Funds held in HK banks are insured by Hong Kong Deposit Protection Board covers up toHK$500,000 per bank for the total of all depository accounts.

The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the year ended December 31, 2019 and 2018:

	2019
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$2,667,700	50.3%	$2,024,779	37.1%
Customer 2	$1,141,900	21.5%	1,588,520	29.1%

	2018
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$2,317,940	33.1%	$717,399	8.3%
Customer 2	1,416,500	20.2%	1,210,860	13.9%
Customer 3	655,500	9.3%	134,000	1.5%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

10.	DISCONTINUED OPERATIONS

On May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK to three individuals, Ye Tian, Rongxia Wang and Weishou Li, and received a consideration of 1,000,000 shares of outstanding shares of AEC Nevada which was valued at $660,000 and the debt owed to AEC Southern UK in the amount of $268,475 was forgiven by AEC Southern UK. The Company has classified the results of AEC Southern UK as discontinued operations in the unaudited consolidated statement of income for all periods presented. The Company decided not to cancel or retrieve the shares issued to the CEO of AEC UK as compensation and recognized the remaining of the compensation as part of the loss from disposal. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year consolidated balance sheet are classified as discontinued operations. The Company recognized a gain of $561,808 from the disposition.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations for the year ended December 31, 2019 and year ended December 31, 2018 from discontinued operations have been classified to loss from discontinued operations line on the accompanying consolidated statements of operations and comprehensive loss presented herein. The assets and liabilities also have been classified as discontinued operations in the Company’s consolidated financial statements as of December 31, 2019 and 2018.

The carrying amount of the major classes of assets and liabilities of discontinued operation as of May 1, 2019 and December 31, 2018 consist of the following:

	May 1, 2019	December 31, 2018
Assets of discontinued operation:
Current assets:
Cash and cash equivalents	$391	$391
Accounts receivable	4,864,297	4,595,823
Allowance for doubtful account	(4,595,823)	(4,595,823
Deferred compensation	-	916,668
Total assets of discontinued operation	$268,865	$917,059

Liabilities of discontinued operation:		$-
Current liabilities:
Accounts payable	$1,881,404	$1,881,404
Other payables	-	-
Total liabilities of discontinued operation	$1,881,404	$1,881,404

The summarized operating result of discontinued operation included in the Company’s consolidated statements of operation consist of the following:

	From January 1 to May 1, 2019	From January 1 to December 31, 2018
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	(366,667)	(5,587,406)
Other income (expenses), net	-	4
Loss before income tax	(366,667)	(5,587,402)
Income tax expense (benefit)	-	(332,187)
Loss from discontinued operation	(366,667)	(5,255,215)
Total loss from discontinued operations, net of income taxes	$(366,667)	$(5,255,215)

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

11.	SEGMENT REPORTING

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

The following table shows an analysis by segment of the assets and liabilities of continuing and discontinued operations as of December 31, 2019 and 2018:

		December 31, 2019
	AEC New York	AEC BVI	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$6,661,058	$772,810	$-	$7,433,868
Segment assets of discontinued operations	-	-	-	-
Segment assets	$6,661,058	$772,810	$-	$7,433,868
Segment liabilities
Segment liabilities from continuing operations	$5,249,953	$965, 422	$-	$6,215,375
Segment liabilities of discontinued operations	-	-	-	-
Segment liabilities	$5,249,953	$965, 422	$-	$6,215,375

		December 31, 2018
	AEC New York	AEC BVI	AEC Southern UK	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$6,206,780	$99,933	$-	$6,306,713
Segment assets of discontinued operations	-	-	917,059	917,059
Segment assets	$6,206,780	$99,993	$917,059	$7,223,772
Segment liabilities
Segment liabilities from continuing operations	$3,394,637	$52,608	$-	$3,447,245
Segment liabilities of discontinued operations	-	-	1,881,404	1,881,404
Segment liabilities	$3,394,637	$52,608	$1,881,404	$5,328,649

The Company recorded a total gain of $561,807 from disposal of discontinued operation, including current period of operation loss of $366,667 before disposal.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

11.	SEGMENT REPORTING (Continued)

Revenues from external customers, and gross profit for each business are as follows:

	For the year ended December 31, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$1,141,900	$122,207	$1,264,107
Career advisory	3,153,605	-	3,153,605
Student & Family advisory	887,700	-	887,700
Other advisory	3,000	-	3,000
Total revenue from continued operations	$5,186,205	$122,207	$5,308,412
Total revenue from discontinued operations	-	-	-
Gross profit	$2,103,757	$110,187	$2,213,944

	For the year ended December 31, 2018
	AEC New York	AEC BVI	Total
Segment revenue:
Corporate training & advisory	$-	$-	$-
Placement advisory	627,700	76,464	704,164
Career advisory	2,084,055	-	2,084,055
Student & Family advisory	4,224,220	-	4,224,220
Total revenue from continued operations	$6,935,975	$76,464	$7,012,439
Total revenue from discontinued operations	-	-	-
Gross profit	$2,442,778	$71,390	$2,514,168

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

12.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of December 31, 2019 and 2018 were $215,500 and $252,925, respectively.

13.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $48,000 for student consulting services of which is expected to be fully delivered and accounted for in 2020.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a corporation incorporated in the state of New York that focuses on career and business development activities. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. The Company prepaid WSIC $49,628.23 for business consulting services to be delivered and completed in 2020.

The Company’s CEO received 12,500,000 shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”), par value $0.001 per share as a reward for his dedicated services to the Company on November 26, 2018.

The Company borrowed $574,564 (translated from RMB4,000,000) from a shareholder of the Company during the year ended December 31, 2019. The amounts due to this related party were $574,564 and $0 as of December 31, 2019 and 2018, respectively. The amounts are non-interest bearing, non-secure and due on demand.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

14.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The remaining is to be repaid on December 13, 2019. Interests are to be paid on the last day of each quarter from 2015 to 2019. On December 3, 2019, the Company entered into an installment agreement with the lender, where the both parties agreed the loan balance of $148,434 including original loan principal along with the last term’s interest with interest at 1.06%. The installment of $50,000 are to be paid on the 10th day of each month. The outstanding balance of the principal was $98,433 as of December 31, 2019.

Interest expenses for the year ended December 31, 2019 and 2018 were $14,610 and $14,558, respectively.

15.	LEASE COMMITMENTS

The Company currently has two operating leases for offices in different cities. In December 2014, the Company entered into a lease for 10,086 square feet of office space in New York, NY, with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,065 per month for financial statement purposes.

We determined the present value of the future lease payments using a discount rate of 8.05%, our incremental borrowing rate based on current SBA loan rate, resulting in an initial right-of-use asset of $2,016,142 and lease liability of $2,237,583, which are being amortized ratably over the term of the lease.

In May 2019, the Company entered into a lease of office space in Shenzhen, Guangdong, PRC with an unrelated party, expiring on April 30, 2024. The lease commenced on May 1, 2019. We determined the present value of the future lease payment using a discount rate of 8.16%, our incremental borrowing rate based on current SBA loan rate, resulting in an initial right-of-use asset of $414,157 (RMB2,899,099) and lease liability of $399,048 (RMB2,793,341), which are being amortized ratably over the term of the lease. As December 31, 2019, the amount updated due to foreign currency translation as initial right-of-use asset of $416,430 (RMB2,899,099) and lease liability of $401,238 (RMB2,793,341).

As of December 31, 2019, the balance of net right-of-use asset was $2,149,710, and lease liability was $2,399,174 (including $331,670 for current portion and $2,067,504 for noncurrent portion).

Future minimum lease commitments are as follows on December 31, 2019:

Year Ending December 31,	Gross Lease Payment
2020	512,639
2021	539,027
2022 and thereafter	1,922,087
$2,973,753
Less: Present value adjustment	(574,579)
Operating lease liability	$2,399,174

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. The total rent expense was approximately $494,921 and $408,781 for the year ended December 31, 2019 and 2018, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

16.	Income taxes

The component of deferred tax assets at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Net operating loss carryforwards	471,404	321,803
Allowance for bad debt	558,397	97,942
Accelerated Depreciation	-	8,461
Allowance for deferred tax asset	(472,186)	-
Deferred tax asset, net	$557,615	$428,206

The provision for income taxes and deferred income taxes for year ended December 31, 2019 and 2018 are as follows:

	For the year ended December 31,
	2019	2018
Current:
Federal	$35,867	$(212,155)
State	28,535	(150,115)
Foreign	33,535	112,059
Total current	97,937	(250,211)
Less from discontinued operation	-	112,059
Total from continuing operation	97,937	(362,270)

Deferred:
Federal	(75,785)	(235,753)
State	(53,624)	(166,812)
Foreign	-	(444,246)
Total deferred	(129,409)	(846,811)
Less from discontinued operation	-	(444,246)
Total from continuing operation	(129,409)	(402,565)

Total	$(31,472)	$(1,097,022)
Less from discontinued operation	-	(332,187)
Total from continuing operation	$(31,472)	$(764,835)

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

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

16.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory effective income tax rate for the year ended December 31, 2019 and 2018 is as follows:

	For the year ended December 31,
	2019	2018
Tax at federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	11.0	15.4
PRC statutory income tax rate	25.0	25.0
Non-deductible/ non-taxable items	-

Total	57%	61.4%

17.	FINANCIAL INSTRUments

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

The following table summarizes the carrying values of the Company’s financial assets and liabilities:

	December 31,
	2019	2018
Cash and cash equivalents of continuing operations	$1,035,395	$1,985,133
Accounts receivable, prepaid expenses and other current assets	3,127,655	3,206,946
Other assets of discontinued operations	-	917,059
Other financial liabilities(i)	4,147,871	3,225,784
Liabilities of discontinued operations	$-	$1,881,404

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

17.	FINANCIAL INSTRUments (Continued)

(i)	Accounts payable, accrued expenses and other current liabilities, advance from customers, and income tax payable.

The Company classifies its fair value measurements in accordance with the three-level fair value hierarchy as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices), and

Level 3 – Inputs that are not based on observable market data.

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$1,035,395	$-	$-	$1,035,396
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations		-	-	-
Total Financial assets	$1,035,395	$-	$-	$1,035,396
Financial Liabilities
Other liabilities of continuing operations	$4,147,871	$-	$-	$4,134,947
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$4,147,871	$-	$-	$4,134,947

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2018 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$1,985,133	$-	$-	$1,985,133
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations	-	-	-	-
Total Financial Assets	$1,985,133	$-	$-	$1,985,133
Financial Liabilities
Other liabilities of continuing operations	$3,225,784	$-	$-	$3,225,784
Other liabilities of discontinued operations	1,881,404	-	-	1,881,404
Total Financial Liabilities	$5,107,188	$-	$-	$5,107,188

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

17.	FINANCIAL INSTRUments (Continued)

Financial assets past due

The following table provides information regarding the aging of financial assets that are past due, but which are not impaired at December 31, 2019:

	Less than 90 days	90 days to 1 year	Over 1 year	Carrying Value
Accounts receivable, net	$845,320	$2,000,109	$-	$2,845,429
Other receivable	$-	$28,696	$-	$28,696
Total accounts receivable, net	$845,320	$2,028,805	$-	$2,874,125

The Company determines past due amounts by reference to terms agreed with individual clients. None of the net amounts outstanding have been challenged by the respective clients and the Company continues to conduct business with them on an ongoing basis and does not consider its current accounts receivable to be past due.

18.	STOCK OPTIONS

The Company did not grant any stock options during the year ended December 31, 2019.

The following is a summary of stock option activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,200,000	$2.45	6.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2019	3,200,000	$2.45	3.87 years	$-

Vested and expected to vest at December 31, 2019	3,200,000	$0.89	1.44 years	$-

Exercisable at December 31, 2019	3,200,000	$0.89	1.44 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the year ended December 31, 2019 and 2018.

The estimated fair value of these options was $0, therefore no compensation expense was booked for the periods ended December 31, 2019 and 2018.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

Stocks issued for business acquisition

On July 10, 2018, the Company issued 100,000 shares of the Company’s common stock (the “Consideration Shares”) to FIFPAC, Inc, the 100% equity owner of AIFI, at a purchase price of $0.48 per share, in exchange for 51% equity ownership of the AIFI pursuant to the Purchase Agreement. Refer to Footnote 21 Business Acquisition.

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

In May 2019, the Company entered into agreements pursuant to which it issued an aggregate of 200,000 shares of the Company’s common stock in the amount of $62,000 to 4 individuals who have been service providers to the Company for services provided, prior to December 31, 2019.

Stocks issued for cash investment

On November 26, 2018, the Company, entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with China Cultural Finance Holdings Company Limited, a British Virgin Islands company and a shareholder of the Company (the “Holder”), whereby the Company agreed to issue 7,199,113 of shares of the Company’s common stock at $0.10 per share, to the Holder in exchange for an RMB5,000,000 investment (the “CCFH Investment”) in the Company’s subsidiary, AEC Southern Shenzhen. The transactions underlying the Share Issuance Agreement were closed on the same day and the shares of common stock were issued to the Holder (the “CCFH Share Issuance”). The Company received $127,606 (HKD 1,000,000) as of December 31, 2019.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

The following table summarizes the consideration paid and the amounts of net assets acquired as of the date of acquisition:

Fair value of net asset acquired (AIFI’s net identified assets)	$120,000
Less:
Fair value of consideration transferred (FMV of AEC’s 100k shares issued)	(48,000)
Fair value of noncontrolling interest (120k x 49%)	(58,800)
$(106,800)

Gain on bargain purchase	$13,200

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

22.	COMMITMENTS & CONTINGENCY

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

Substantial doubt about the Company’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Our current operating results indicate that substantial doubt exists related to the Company’s ability to continue as a going concern. We believe that the new education platforms acquired may mitigate the substantial doubt raised by our current operating results and with additional funding from a shareholder of the Company will be sufficient to meet its anticipated needs for working capital and satisfying our estimated liquidity needs 12 months from the date of the financial statements. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate the expected liquidity as currently planned.

24.	SUBSEQUENT EVENT

In January 2020, novel coronavirus (“COVID-19”) has spread rapidly to many parts of China and other parts of the world. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. A substantial part of the Company’s revenue and workforce are concentrated in China. Consequently, the COVID-19 outbreak may materially adversely affect the Company’s business operations and its financial condition and operating results for 2020, including but not limited to material negative impact to the Company’s total revenues. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements except for the following.

In January 2020, the Company entered into agreements pursuant to which it issued an aggregate of 700,000 shares of the Company’s common stock to 2 individuals who are either employees of the Company or have been service providers to the Company, for employment-based compensation or services provided, respectively.

The Company borrowed two loans of $287,282 from a shareholder of the Company, $143,641 (translated from RMB1,000,000) borrowed on April 1, 2020, and $143,641 (translated from RMB1,000,000) borrowed on May 26, 2020. The amounts are non-interest bearing, non-secure and due on demand

The Company incorporated a new subsidiary, Yiqilai (Shenzhen) Consulting Management Co., Ltd., in Shenzhen, China on May 22, 2020 pursuant to PRC laws.