Form 10-Q
period 2020-03-31
AMERICAN EDUCATION CENTER, INC.
filed 2020-06-30
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,497,113 shares of common stock, $0.001 par value, as of June 30, 2020.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the three months ended March 31, 2020 is filed after the May 15, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the "SEC") under Section 36 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, originally issued on March 4, 2020, and later revised on March 25, 2020 (Release No. 34-88465) (the "Order"). On May 14, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file this Quarterly Report on Form 10-Q until the date hereof because the lockdown due to the outbreak of COVID-19 led to the Company’s delay in preparation and completion of its financial statements and the auditors’ inability to complete the review process in order to prepare their audit report.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to deliver, market, and generate sales of our advisory services;
●	our ability to develop and/or introduce new advisory services;
●	our projected revenues, profitability, and other financial metrics;
●	our future financing plans;
●	our anticipated needs for working capital;
●	the anticipated trends in our industry;
●	our ability to expand our sales and marketing capability;
●	acquisitions of other companies or assets that we might undertake in the future;
● ●	competition existing today or that will likely arise in the future; the impact of the COVID-19 pandemic on our operations and revenue; and
●	other factors discussed elsewhere herein.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31,	December 31,
	2020	2019
Current assets:
Cash	$811,671	$1,035,395
Accounts receivable, net of allowance for doubtful accounts of $2,763,759 and $2,605,348 as of March 31, 2020 and December 31, 2019, respectively	2,228,519	2,874,125
Prepaid expenses	245,447	253,530

Total current assets	3,285,637	4,163,050

Noncurrent assets:
Fixed Asset, net	5,574	6,226
Deferred income taxes	661,777	557,615
Intangible asset, net	235,181	272,226
Operating lease right-of-use asset	2,063,872	2,149,710
Security deposits	284,721	285,041

Total noncurrent assets	3,251,125	3,270,818

Total assets of continuing operations	6,536,762	7,433,868

Assets of discontinued operations, net	-	-

TOTAL ASSETS	$6,536,762	$7,433,868

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,653,225	$2,867,133
Taxes payable	-	60,511
Deferred revenue	215,500	215,500
Advances from clients	43,730	60
Short-term loan from related party	564,908	574,564
Short-term loan due within a year	-	98,433
Operating lease liability - current portion	349,011	331,670

Total current liabilities	3,826,374	4,147,871

Noncurrent liabilities:
Operating lease liability	1,971,351	2,067,504

Total liabilities of continuing operations	5,797,725	6,215,375

Liabilities of discontinued operations	-	-

Total liabilities	5,797,725	6,215,375

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value;20,000,000 shares authorized 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	–	–
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized 25,000,000 and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	25,000	25,000
Common stock, $0.001 par value;
450,000,000 shares authorized; 56,497,113 shares and 55,797,113 shares outstanding at March 31, 2020 and December 31, 2019 respectively	57,497	56,797
Additional paid-in capital	8,274,230	8,267,930
Treasury stock at cost, 1,000,000 shares at 0.66 per share	(660,000)	(660,000)
Subscription receivables	(592,305)	(592,305)
Retained earnings	(6,416,436)	(5,924,231)
Accumulated other comprehensive income	2,554	(4,678)
Total controlling interest	690,540	1,168,513
Noncontrolling Interest	48,497	49,980

Total stockholders' equity	739,037	1,218,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,536,762	$7,433,868

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenues	$114,198	$1,970,747
Cost of revenues	110,337	1,082,397
Gross profit	3,861	888,350

Operating expenses:
Selling and marketing	13,361	139,289
General and administrative	647,125	392,837
Total operating expenses	660,486	532,126

(Loss) from operations	(656,625)	356,224
Other income	314	1,202

(Loss) before provision for income taxes	(656,311)	357,426
Provision for income taxes (benefit)	(162,623)	-

Net (loss) from continuing operations including noncontrolling interest	$(493,688)	$357,426

Net income (loss) from discontinued operations, net of income taxes benefit	-	(275,000)

Net (loss) including noncontrolling interest	(493,688)	82,426
Less: Net (loss) attributable to noncontrolling interest	(1,483)	(1,470)
Net(loss) attributable to American Education Center	$(492,205)	$83,896

Net (loss) including noncontrolling interest	$(493,688)	$82,426
Other comprehensive (loss)
Foreign currency translation income (loss)	7,232	1,165
Comprehensive (loss) including noncontrolling interest	$(486,456)	83,591
Less: Comprehensive (loss) attributable to noncontrolling interest	(1,483)	(1,470)
Comprehensive (loss) attributable to American Education Center	$(484,973)	$85,061

Income (loss) earnings per common share - basic and diluted
Income (loss) from continuing operations	$(0.01)	$0.01
(Loss) from discontinued operations	$-	$(0.00)
Net income (loss) earnings per common share - basic and diluted	(0.01)	0.00

Weighted average shares
Outstanding, basic and diluted	55,982,632	56,597,113

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(493,688)	$82,426
Loss from discontinued operation, net of income taxes	-	-
Adjustments to reconcile net (loss) including noncontrolling interest to net cash
(Used in) operating activities:
Deferred tax provision (benefit)	(104,162)	-
Stock-based compensation expense	7,000	-
Provision for doubtful accounts	158,411	(47,058)
Depreciation expense for fixed assets	556	-
Amortization expense for learning platform	3,000	3,000
Amortization expense	34,045	34,045
Change in operating assets and liabilities:
in security deposit	-	-
in accounts receivable	486,713	(595,925)
in prepaid expenses	6,296	(65,374)
in other assets and liabilities	7,195	6,683
in accounts payable and accrued expenses	(209,487)	122,702
in taxes payable	(64,705)	-
in deferred revenue	-	(77,850)
in advances from clients	43,672	(31,868)
Net cash (used in) continuing operating activities	(125,154)	(569,219)
Net cash (used in) discontinued operating activities	-	275,000

Net cash (used in) operating activities	(125,154)	(294,219)

Cash flows from financing activities:
(Repayment) of short-term loan	(98,434)	-
Loan from stockholder		148,987
Net cash provided by continuing financing activities	(98,434)	148,987
Net cash provided by discontinued financing activities	-	-

Net cash provided by financing activities	(98,434)	148,987

Effect of exchange rates changes on cash	(136)	1,165

Net change in cash	(223,724)	(144,067)
Cash at beginning of period	1,035,395	1,985,133

Cash at end of period	$811,671	$1,841,066
Less cash of discontinued operations - end of period	-	391
Cash of continuing operations - end of period	811,671	1,840,675

Supplemental disclosure of cash flow information

Cash paid for income taxes	$8,028	$7,210

Cash paid for interest	$1,566	$3,639

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020
										Accumulated
					Additional					other
	Common stock		Series B Preferred Stock		paid-in	Treasury Stock		Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	earnings	income	Interest	Total
January 1, 2020	55,797,113	$56,797	25,000,000	$25,000	$8,267,930	1,000,000	$(660,000)	$(592,305)	$(5,924,231)	$(4,678)	$49,980	$1,218,493
Net loss									(492,205)		(1,483)	(493,688)
Issuance of common stock for services and to employees	700,000	700			6,300							7,000
Foreign currency translation income										7,232		7,232
Balance as of March 31, 2020	56,497,113	$57,497	25,000,000	$25,000	$8,274,230	1,000,000	$(660,000)	$(592,305)	$(6,416,436)	$2,554	$48,497	$739,037

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2019
										Accumulated
					Additional					other
	Common stock		Series B Preferred Stock		paid-in	Treasury Stock		Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	earnings	income	Interest	Total
January 1, 2019	56,597,113	$56,597	25,000,000	$25,000	$8,206,130		$-	$(719,911)	$(5,714,688)	$(13,865)	$55,860	$1,895,123
Net income									80,956		1,470	82,426
Foreign currency translation income										1165		1165
March 31, 2019	56,597,113	$56,597	25,000,000	$25,000	$8,206,130	-	$-	$(719,911)	$(5,633,732)	$(12,700)	$57,330	$1,978,714

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

1.	ORGANIZATION AND BUSINESS (continued)

As of March 31, 2020, the Company’s corporate structure is as follows:

Headquartered in New York with operations in the People’s Republic of China (“PRC”), the Company covers two market segments through two subsidiaries:

(1)	AEC New York capitalizes on the rising demand of middle-class families in China for quality education and work experiences in the United States (“US”) and delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC Southern is all generated from AEC Southern Shenzhen.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

For the three months ended March 31, 2020, approximately $104,000, or more than 91%, of the revenue was realized as accounts receivable and approximately $10,000 of the revenue was realized from services completed.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Estimated useful lives (years)
Office furniture	5
Electronic equipment	3

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

The Company is subject to Federal corporate income tax in the US at 21%. Provisions for income taxes for the United States have been made for the three months ended March 31, 2020.

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

The People's Republic of China (“PRC”)

AEC Southern Shenzhen was incorporated in the PRC. Pursuant to the income tax laws of China, the Company is not subject to tax on non-China source income. The Company is subject to corporate tax in China at 25% for the net taxable income. AEC Southern Shenzhen has no income tax for the three months ended March 31, 2020 due to the net operating loss for the period.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of March 31, 2020 and December 31, 2019, respectively, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

In August 2018, the FASB issued ASU 2018-13 to modify the disclosure requirements on fair value measurements. The amendments are effective beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The Company has evaluated the impact of the standard on the Company’s fair value disclosures, and the standard did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and is effective for the Company on January 1, 2020. The Company has evaluated the effect of the adoption of this ASU and the standard did not have an impact on its consolidated financial statements and related disclosures from the adoption of the new guidance.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

4.	ACCOUNTS RECEIVABLES

Activity in the allowance for doubtful accounts was as followings:

	March 31,	December 31,
	2020	2019
Accounts receivable	$4,992,278	$5,479,473
Allowance for bad debts	(2,763,759)	(2,605,348)
Accounts receivable, net	$2,228,519	$2,874,125

Balance, beginning of year	$2,605,348	$1,189,147
Provision (net of recover)	158,411	1,557,201
Amounts written off, net of recoveries	-	(141,000)

Balance, end of year	$2,763,759	$2,605,348

5.	FIXED ASSET, NET

As of March 31, 2020 and December 31, 2019, fixed asset, net as follows:

	March 31,	December 31,
	2020	2019
Electronic equipment	$6,089	$6194
Office furniture	804	817
Less: accumulated depreciation	(1,319)	(785)

Fixed asset - net	$5,574	$6,226

For the three months ended March 31, 2020 and 2019, depreciation expense was $556, and $0 respectively.

6.	INTANGIBLE ASSET, NET

The gross carrying amount and accumulated amortization of this asset as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	120,000
Less: accumulated amortization	(497,633)	(460,588)

Intangible asset - net	$235,181	$272,226

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. For the three months ended March 31, 2020 and 2019, amortization expense was $37,045 and $ 37,045, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,
2020	111,136
2021	46,045
2022	12,000
2022	66,000
235,181

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

The Company has security deposits with the landlord for its New York office and the office in Shenzhen, China of $284,721 and $285,041 as of March 31, 2020 and December 31, 2019 respectively. As of March 31, 2020, AEC New York has security deposits of $266,021 and AEC Shenzhen has security deposits of $18,700.

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

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the three months ended March 31, 2020 and 2019:

	March 31, 2020
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$103,980	91.1%	$1,838,069	37.0%

	March 31, 2019
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$829,920	42.1%	$1,178,281	12.7%
Customer 2	493,800	25.1%	1,514,690	16.3%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

10.	DISCONTINUED OPERATIONS

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

The following table shows an analysis by segment of the assets and liabilities of continuing and discontinued operations as of March 31, 2020 and December 31,2019:

	March 31, 2020
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$5,971,738	$565,024	$6,536,762
Segment assets of discontinued operations	-	-	-
Segment assets	$5,971,738	$565,024	$6,536,762
Segment liabilities
Segment liabilities from continuing operations	$4,818,625	$979,100	$5,797,725
Segment liabilities of discontinued operations	-	-	-
Segment liabilities	$4,818,625	$979,100	$5,797,725

	December 31, 2019
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$6,661,058	$772,810	$7,433,868
Segment assets of discontinued operations	-	-	-
Segment assets	$6,661,058	$772,810	$7,433,868
Segment liabilities
Segment liabilities from continuing operations	$5,249,953	$965,422	$6,215,375
Segment liabilities of discontinued operations	-	-	-
Segment liabilities	$5,249,953	$965,422	$6,215,375

The Company recorded a total gain of $561,807 from disposal of discontinued operation, including operation loss of $366,667 during 2019 before disposal.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

11.	SEGMENT REPORTING (Continued)

Revenues from external customers, and gross profit for each business are as follows:

	For the three months ended March 31, 2020
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$-	$-	$-
Career advisory	113,691	-	113,691
Student & Family advisory	-	-	-
Other advisory	507	-	507
Total revenue from continued operations	$114,198	$-	$114,198
Total revenue from discontinued operations	-	-	-
Gross profit	$5,248	$(1,387)	$3,861

	For the three months ended March 31, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$493,800	$34,647	$528,447
Career advisory	955,300	-	955,300
Student & Family advisory	487,000	-	487,000
Total revenue from continued operations	$1,936,100	$34,647	$1,970,747
Total revenue from discontinued operations	-	-	-
Gross profit	$853,703	$34,647	$888,350

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

12.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of March 31, 2020 and December 31, 2019 were $215,500 and $215,500, respectively.

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

The Company borrowed $564,908(translated from RMB4,000,000) from a shareholder of the Company during the year ended December 31, 2019. The amounts due to this related party were $564,908 and $574,564 as of March 31, 2020 and December 31, 2019, respectively. The amounts are non-interest bearing, non-secure and due on demand.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

14.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The loan was fully paid off as of March 31, 2020.

Interest expenses for the three months ended March 31, 2020 and 2019 were $776 and $3,639, respectively.

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

In May 2019, the Company entered into a lease of office space in Shenzhen, Guangdong, PRC with an unrelated party, expiring on April 30, 2024. The lease commenced on May 1, 2019. We determined the present value of the future lease payment using a discount rate of 8.16%, our incremental borrowing rate based on current SBA loan rate, resulting in an initial right-of-use asset of $414,157 (RMB2,899,099) and lease liability of $399,048 (RMB2,793,341), which are being amortized ratably over the term of the lease. As March 31, 2020, the amount updated due to foreign currency translation as initial right-of-use asset of $409,431 (RMB2,899,099) and lease liability of $394,495 (RMB2,793,341).

As of March 31, 2020, the balance of net right-of-use asset was $2,063,872, and lease liability was $2,320,362 (including $349,011 for current portion and $1,971,351for noncurrent portion).

Future minimum lease commitments are as follows on March 31, 2020:

Year Ending December 31,	Gross Lease Payment
2020	390,955
2021	537,352
2022 and thereafter	1,917,790
$2,846,097
Less: Present value adjustment	(525,735)
Operating lease liability	$2,320,362

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. The total rent expense was approximately $132,027 and $136,997 for the three months ended March 31, 2020 and 2019, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

16.	Income taxes

The component of deferred tax assets at March 31, 2020 and 2019 are as follows:

	March 31, 2020	December 31, 2019
Net operating loss carryforwards	$577,222	$471,404
Allowance for bad debt	615,202	558,397
Accelerated Depreciation	-	-
Allowance for deferred tax asset	(530,647)	(472,186)
Deferred tax asset, net	$661,777	$557,615

The provision for income taxes and deferred income taxes for year ended March 31, 2020 and 2019 are as follows:

	For the three months ended March 31,
	2020	2019
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-
Less from discontinued operation	-	-
Total from continuing operation	-	-

Deferred:
Federal	(95,236)	-
State	(67,387)	-
Foreign	-	-
Total deferred	(162,623)	-
Less from discontinued operation	-	-
Total from continuing operation	(162,623)	-

Total	$(162,623)	$-
Less from discontinued operation	-	-
Total from continuing operation	$(162,623)	$-

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US. The Company is subject to income tax examinations of US federal, state, and city for 2019, 2018 and 2017 tax years. The Company, to its knowledge, is not currently under examination nor has it been notified by the authorities.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

16.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory effective income tax rate for the three months ended March 31, 2020 and 2019 is as follows:

	For the three months ended March 31,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	11.0	11.0
PRC statutory income tax rate	25.0	-
Non-deductible/ non-taxable items	-	-

Total	57%	32%

17.	FINANCIAL INSTRUments

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

The following table summarizes the carrying values of the Company’s financial assets and liabilities:

	March 31, 2020	December 31, 2019
Cash and cash equivalents of continuing operations	$811,671	$1,035,395
Accounts receivable, prepaid expenses and other current assets	2,473,966	3,127,655
Other assets of discontinued operations	-	-
Other financial liabilities(i)	3,826,374	4,147,871
Liabilities of discontinued operations	$-	$-

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

17.	FINANCIAL INSTRUments (Continued)

(i)	Accounts payable, accrued expenses and other current liabilities, advance from customers, and income tax payable.

The Company classifies its fair value measurements in accordance with the three-level fair value hierarchy as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices), and

Level 3 – Inputs that are not based on observable market data.

The financial assets and liabilities carried at fair value on a recurring basis at March 31, 2020 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$811,671	$-	$-	$811,671
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations		-	-	-
Total Financial assets	$811,671	$-	$-	$811,671
Financial Liabilities
Other liabilities of continuing operations	$3,826,374	$-	$-	$3,826,374
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$3,826,374	$-	$-	$3,826,374

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$1,035,395	$-	$-	$1,035,395
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations	-	-	-	-
Total Financial Assets	$1,035,395	$-	$-	$1,035,395
Financial Liabilities
Other liabilities of continuing operations	$4,147,871	$-	$-	$4,147,871
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$4,147,871	$-	$-	$4,147,871

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

17.	FINANCIAL INSTRUments (Continued)

Financial assets past due

The following table provides information regarding the aging of financial assets that are past due, but which are not impaired at March 31, 2020:

	Less than 90 days	90 days to 1 year	Over 1 year	Carrying Value
Accounts receivable, net	$103,980	$2,098,089	$-	$2,202,069
Other receivable	$26,450	$-	$-	$26,450
Total accounts receivable, net	$130,430	$2,098,089	$-	$2,228,519

The Company determines past due amounts by reference to terms agreed with individual clients. None of the net amounts outstanding have been challenged by the respective clients and the Company continues to conduct business with them on an ongoing basis and does not consider its current accounts receivable to be past due.

18.	STOCK OPTIONS

The Company did not grant any stock options during the three months ended March 31, 2020.

The following is a summary of stock option activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,200,000	$0.89	1.44 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at March 31, 2020	3,200,000	$2.45	3.62 years	$-

Vested and expected to vest at arch 31, 2020	3,200,000	$0.89	1.32 years	$-

Exercisable at March 31, 2020	3,200,000	$0.89	1.32 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2020 and 2019.

The estimated fair value of these options was $0, therefore no compensation expense was booked for the periods ended March 31, 2020 and December 31, 2019.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

On November 8, 2018, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to affect the Authorized Stock Increase, which became effective upon filing.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

In January 2020, novel coronavirus (“COVID-19”) has spread rapidly to many parts of China and other parts of the world. The epidemic has resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in China and elsewhere. A substantial part of the Company’s revenue and workforce are concentrated in China. Consequently, the COVID-19 outbreak has materially adversely affected the Company’s business operations and its financial condition and operating results for the three months ended March 31, 2020, and these negative impacts will likely continue through the rest of the fiscal year 2020.

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements except for the following:

The Company borrowed two loans of $282,454 from a shareholder of the Company, $141,227 (translated from RMB1,000,000) borrowed on April 1, 2020, and $141,227 (translated from RMB1,000,000) borrowed on May 26, 2020. The amounts are non-interest bearing, non-secure and due on demand.

On May 22, 2020, AEC Southern HK formed Yiqilai (Shenzhen) Consulting Management Co., Ltd. (“AEC YQL”) in Shenzhen, China on May 22, 2020 pursuant to PRC laws. AEC YQL is a wholly owned subsidiary of AEC Southern HK, and as of the date of this report, does not have significant business activities.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On May 4, 2020, Company was informed by its lender, Bank of America, N.A (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. Per the terms of the PPP Loan, Company will receive total proceeds of $93,680 from the Bank. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

On April 24, 2020, AEC New York received an advance in the amount of $9,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. On June 1, 2020, Company received approval for a loan under the SBA’s EIDL program from SBA. Per the terms of the EIDL, Company will receive total proceeds of $150,000. The EIDL Loan has a 3.75% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the EIDL Program as administered by the SBA. Company will use all the proceeds of this Loan solely as working capital to alleviate economic injury caused by disaster occurring in 2020.

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

On July 10, 2018, AEC New York acquired a 51% equity ownership in American Institute of Financial Intelligence LLC, a New Jersey limited liability company (“AIFI”) from FIFPAC Inc. (“FIFPAC”), a New Jersey corporation, the then 100% owner of AIFI, pursuant to a Business Purchase Agreement. AIFI currently does not have any active operating activities.

On April 22, 2019, AEC BVI acquired AEC Southern HK and its subsidiary, AEC Southern Shenzhen, pursuant to a share transfer agreement by and among the related parties, AEC BVI and AEC Southern UK, for a nominal consideration (the “AEC Southern HK Transfer”). On May 1, 2019, Pursuant to a certain share exchange agreement dated May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK to three individuals, Ye Tian, Rongxia Wang and Weishou Li (the “AEC Southern UK Sale”). Accordingly, following the transactions underlying the AEC Southern HK Transfer and the AEC Southern UK Sale, AEC Southern UK is no longer a subsidiary of ours, and we operate AEC Southern HK and AEC Southern Shenzhen through AEC BVI.

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

On May 22, 2020, AEC Southern HK formed Yiqilai (Shenzhen) Consulting Management Co., Ltd. (“AEC YQL”) in Shenzhen, China pursuant to PRC laws. AEC YQL is a wholly owned subsidiary of AEC Southern HK, and as of the date of this report, does not have significant business activities.

As of the date of this report, the corporate structure of the Company is illustrated as follows:

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

Headquartered in New York with operations in the PRC, the Company, during the quarter ended March 31, 2020 operated, and currently operates in two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education in the U.S. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. through businesses referred by AEC New York to AEC BVI. Currently, all revenues of AEC BVI are generated from AEC Southern Shenzhen.

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

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The pandemic has forced governments around the world to take drastic measures to halt the outbreak, resulting in quarantines, stay-at-home requirements, travel restrictions, temporary change of immigration policies and temporary closure of businesses and facilities in China, the U.S., and throughout the world. A substantial part of the Company’s revenue and workforce are concentrated in China and in the U.S. Additionally, all of the four lines of our business rely upon the freedom of travel and the level of interest of our customers and prospective customers to study, work and reside overseas, which has been significantly affected by the pandemic. Consequently, the COVID-19 outbreak has materially adversely affected the Company’s business operations and its financial condition and operating results for the three months ended March 31, 2020, and these negative impacts will likely continue through the rest of the fiscal year 2020.

In order to respond to the COVID-19 outbreak, our Company has taken certain measures to our operations to ensure the safety of our staff, as well as to adjust to the reopening but potential surge of new cases. We have made work-from-home possible for our staff, so as to reduce congregation and possibility of transmission of the disease. We have been devoting time and effort to research and develop new services and products. Additionally, we have identified and are in the process of negotiation, to partner or acquire an online platform related to education, to diversify our means in generating revenue.

The COVID-19 pandemic is rapidly evolving. The information in this report is based on data currently available to us and will likely change as the pandemic progresses. As of the date of this Quarterly Report, some countries have slowly re-opened, but with surges of new cases appearing, while the U.S. continues to see increasing new COVID-19 cases in certain states. As COVID-19 persists throughout areas in which we operate and the rest of the world, we believe the outbreak has the potential to continue to have a material negative impact on our operating results and financial condition going into the third and fourth quarters of 2020. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our employees, suppliers, student customers and other customers, and the impact on the Company’s ability to obtain debt and equity financing to fund business activities, all of which are uncertain and cannot be predicted. Given these uncertainties, at present, we cannot reasonably estimate the related impact to our business, operating results and financial condition for the year ending December 31, 2020.

Significant Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The consolidated financial statements are comprised of AEC Nevada and its wholly owned subsidiaries, AEC New York, and AEC BVI. All significant intercompany accounts and transactions have been eliminated in consolidation.

As part of the process of preparing our unaudited consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2020, the Company does not have a liability for any unrecognized tax benefits.

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

In August 2018, the FASB issued ASU 2018-13 to modify the disclosure requirements on fair value measurements. The amendments are effective beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. Most amendments should be applied retrospectively, but certain amendments will be applied prospectively. The Company has evaluated the impact of the standard on the Company’s fair value disclosures, and the standard did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and is effective for the Company on January 1, 2020. The Company has evaluated the effect of the adoption of this ASU and the standard did not have an impact on its consolidated financial statements and related disclosures from the adoption of the new guidance.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Quarterly Report on Form 10-Q. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the year ended December 31, 2019, as filed on May 29, 2020. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, additional funding from a shareholder of the Company, and believe that will be sufficient to meet our anticipated needs for working capital and satisfying our estimated liquidity needs 12 months from the date of the financial statements.

On May 1, 2019, the Company sold AEC Southern UK to three individuals, Ye Tian, Rongxia Wang and Weishou Li. As a result, (1) the financial results of AEC Southern UK were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the first quarter of 2019; and (2) the related assets and liabilities associated with AEC Southern UK in the consolidated balance sheet as of December 31, 2019 are classified as discontinued operations. See "Note 10 - Discontinued Operations" to our unaudited consolidated financial statements included in this report.

The Three Months Ended March 31, 2020, as Compared to the Three Months Ended March 31, 2019

	For the three months ended March 31,
	2020	2019	Variance	%
Key revenue streams:
Placement Advisory Services	$-	$528,447	$(528,447)	(100)%
Career Advisory Services	113,691	955,300	(841,609)	(88)%
Student & Family Advisory	-	487,000	(487,000)	(100)%
Other Advisory	507	-	507	100%
Total revenues	$114,198	$1,970,747	$(1,857,056)	(94)%
Gross Profit	$3,861	$888,350	$(884,489)	(100)%
Gross Margin	3%	45%

Revenue

●

Total revenues for the three months ended March 31, 2020, were $114,198, representing a decrease of $1,857,056, or 94% from $1,970,747 for the same period in 2019. The decrease was mainly due to the recent outbreak of the COVID-19 pandemic around the globe, which negatively impacted our services to current customers who was getting ready to study or work in the U.S., besides the seasonality factors related to the high school/college admission process. The outbreak of COVID-19 in China since January 2020 caused a pause of students entering from China to the U.S. and prospective students from China applying to U.S. educational institutions. Later, the travel bans and restrictions due to COVID-19 imposed by the U.S. further caused a pause of students entering from China to the U.S. and prospective students from China applying to U.S. educational institutions. These factors adversely impacted the financial performance of the Company.

Total revenues for the three months ended March 31, 2020 were all generated by the operations of AEC New York, which deliver customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

●

Revenues for the three months ended March 31, 2020, from our placement advisory services decreased by $528,447 from $528,447 for the same period in 2019. The decrease in our placement advisory services was due to the decrease in service requests. Revenues for our career advisory services decreased by $841,609, or 88% from $955,300 for the same period in 2019, primarily due to the decreased request from negative impact of the COVID-19. Revenues from our student & family advisory services decreased by $487,000 from $ 487,000 for the same period in 2019.

We expect the impact of COVID-19 on our business, especially on school application and career advisory services, will last for at least the coming two fiscal quarters, due to restrictions on domestic and international travels, delay of the spring semester and cancellation of overseas exams, as well as difficulty to obtain valid visas. We will continually monitor the development of the epidemic as well as the impact on our operations and financial performance and actively adjust our operational strategies and make efforts on cost control and reducing expenditures. We will also strive to expand our target market and provide support of online study to our customers.

●	Due to the incentives and benefits of Talents Policy that Chinese government offers to the overseas Chinese students who wish to return to, live and work in China, our clients who recently graduated or are about to graduate have expressed interest in going back to China instead of staying in the U.S., which results in less service requests for placement advisory and student & family advisory services than before. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and accelerating our mergers and acquisitions efforts.

Gross Profit & Gross Margin

●	Our gross profit for the three months ended March 31, 2020 was $3,861, representing a decrease of $884,489 from $888,350 for the three months ended March 31, 2019. The decrease can be attributed mainly to a decline in service request as the travel restrictions placed due to COVID-19 had led to fewer student customers requesting our services.

●	Our gross margin was approximately 3% for the three months ended March 31, 2020, compared to approximately 45% for the same period in 2019.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the three months ended March 31,
	2020	2019	Variance	%
Operating expenses
Selling and marketing	$13,361	$139,289	$(125,928)	(90)%
General and administrative	647,125	392,837	254,288	65%
Total operating expenses	$660,486	$532,126	$128,360	24%
Income tax benefit	$(162,623)	$-	$(162,623)	NM1%
Net (loss) from continuing operations including noncontrolling interest	$(493,688)	$357,426	$(851,114)	NM1%

Operating Expenses

●	Total operating expenses increased by $128,360 or 24% as compared to the three months ended March 31, 2019. The increase mainly represents the increase of the professional fee and uncollectable account receivables and the decrease in marketing expense.

Income Tax Benefit

●	Income tax benefit of $162,623 for the three months ended March 31, 2020 represents the net effect of the tax payable and net losses for the periods presented.

Net Loss

●	Net loss from continuing operations including noncontrolling interest was $493,688 for the three months ended March 31, 2020, as compared to the net income of $357,426 for the three months ended March 31, 2019, mainly due to the decreased revenue and increased expense.

Liquidity and Capital Resources

Discontinued Operations

On May 1, 2019, the Company sold AEC Southern UK to three individuals, Ye Tian, Rongxia Wang and Weishou Li. As a result, (1) the financial results of AEC Southern UK were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the first quarter of 2019; and (2) the related assets and liabilities associated with AEC Southern UK in the consolidated balance sheet for the years ended December 31, 2019, are classified as discontinued operations. See "Note 10 - Discontinued Operations" to our unaudited consolidated financial statements included in this report.

Cash Flows and Working Capital

As of March 31, 2020, we had cash of $811,671, a decrease of $223,724 from $1,035,395 as of December 30, 2019 for continuing operations. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Three Months ended March 31,
	2020	2019	Variance	%
Net cash used in operating activities
Net cash used in continuing operating activities	$(125,154)	$(569,219)	$444,065	NM	%
Net cash used in by discontinued operating activities	-	275,000	(275,000)	(100)
Net cash used in operating activities	$(125,154)	$(294,219)	$169,065	NM	%

Net cash (used in) provided by financing activities
Net cash (used in) provided by continuing financing activities	$(98,434)	$148,987	$(247,421)	NM	%
Net cash (used in) provided by discontinued financing activities	-	-	-	NM
Net cash (used in) provided by financing activities	$(98,434)	$148,987	(247,421)	NM	%

Effect of exchange rates changes on cash	(136)	1,165	(1,301)	NM
Net change in cash	$(223,724)	$(144,067)	$(79,657)	NM	%

Cash Flow from Operating Activities

●	Net cash used in continuing operating activities for the three months ended March 31, 2020 was $125,154, decreased by $444,065 for the three months ended March 31, 2019. The decrease in net cash used in operations in the three months ended March 31, 2020 was primarily attributable to slowing down payment to our service providers and decreased operating expense.

Cash Flow from Investing Activities

●	No cash flow from investing activities for three months ended March 31, 2020 and 2019.

Cash Flow from Financing Activities

●	Net cash used in financing activities for the three months ended March 31, 2020, was $98,434, an increase of $247,421, for the three months ended March 31, 2019. The increase in net cash flow used in financing activities was primarily attributable to repayment of short-term loan.

Working Capital

The following table sets forth our working capital from continuing operations:

	March 31,	December 31,
	2020	2019	Variance	%
Total current assets from continuing operations	$3,285,637	$4,163,050	$(877,413)	(21)%
Total current liabilities from continuing operations	3,826,374	4,147,871	(321,497)	(8)%
Working capital	$(549,737)	$15,179	$(555,916)	NM %
Current ratio	0.86	1.00

●	As of March 31, 2020, we had a working capital deficiency of $549,737, a decrease of $555,916 from a working capital surplus of $15,179 as of December 31, 2019. The decrease in working capital represents the net effect of uncollected accounts receivable, and repayment to vendors as detailed in the Section “Cash Flow from Financing Activities” above.

●	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. We believe we have adequate working capital to fund future growth activities.

Going Concern

The independent auditors' report accompanying our March 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Additionally, we expect that the outbreak of COVID-19 will continue to have material and adverse impacts on our cash flow for the three months ending June 30, 2020 with potential continuing impacts on subsequent periods. As such, we expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, additional funding from a shareholder of the Company, and believe that will be sufficient to meet our anticipated needs for working capital and satisfying our estimated liquidity needs 12 months from the date of the financial statements

Off-Balance Sheet Arrangements

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

The Company borrowed two loans in the aggregate of $282,454 from a shareholder of the Company, with $141,227 (translated from RMB1,000,000) borrowed on April 1, 2020, and with $141,227 (translated from RMB1,000,000) borrowed on May 26, 2020. The loan amounts are non-interest bearing, unsecured and due on demand.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On May 4, 2020, Company was informed by its lender, Bank of America, N.A (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. Per the terms of the PPP Loan, Company will receive total proceeds of $93,680 from the Bank. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

On April 24, 2020, AEC New York received an advance in the amount of $9,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. On June 1, 2020, Company received approval for a loan under the SBA’s EIDL program from SBA. Per the terms of the EIDL, Company will receive total proceeds of $150,000. The EIDL Loan has a 3.75% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the EIDL Program as administered by the SBA. Company will use all the proceeds of this Loan solely as working capital to alleviate economic injury caused by disaster occurring in 2020.

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

During the three months ended March 31, 2020, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO has concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of March 31, 2020. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

We have identified the following deficiencies, we have limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Additionally, we have inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes in our accounting system, partly as a result of our limited size and accounting staff. We have taken steps to remediate these issues, including (1) hiring one more accounting personnel, (2) updating our operations manual to clarify and limit the power of our management team and our employees, and (3) periodical inspections by major shareholders to supervise both of our financial condition and decision making process. We expect that we will have improved controls and documentation in place by December 31, 2020.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has been no unregistered sale of equity securities during the three months ended March 31, 2020.

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

American Education Center, Inc.

	By:	/s/ Max P. Chen
	Name:	Max P. Chen
Dated: June 30, 2020	Title:	President, Sole Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary

