Form 10-Q
period 2020-06-30
AMERICAN EDUCATION CENTER, INC.
filed 2020-08-14
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-201029

AMERICAN EDUCATION CENTER, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3941544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Rockefeller Plaza, 10th New York, NY	10020
(Address of principal executive offices)	(Zip Code)

(646) 722-2931

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,497,113  shares of common stock, $0.001 par value, as of August 14, 2020.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to deliver, market, and generate sales of our advisory services;
●	our ability to develop and/or introduce new advisory services;
●	our projected revenues, profitability, and other financial metrics;
●	our future financing plans;
●	our anticipated needs for working capital;
●	the anticipated trends in our industry;
●	our ability to expand our sales and marketing capability;
●	acquisitions of other companies or assets that we might undertake in the future;
●	competition existing today or that will likely arise in the future;
●	the impact of the COVID-19 pandemic on our operations and revenue; and
●	other factors discussed elsewhere herein.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2020	2019
Current assets:
Cash	$922,567	$1,035,395
Accounts receivable, net of allowance for doubtful accounts of $3,068,759 and 2,605,348 at June 30, 2020 and 2019, respectively	1,733,435	2,874,125
Prepaid expenses	225,459	253,530

Total current assets	2,881,461	4,163,050

Noncurrent assets:
Fixed Asset, net	5,037	6,226
Deferred income taxes	861,307	557,615
Intangible asset, net	198,136	272,226
Operating lease right-of-use asset	1,983,406	2,149,710
Security deposits	282,215	285,041

Total noncurrent assets	3,330,101	3,270,818

Total assets of continuing operations	6,211,562	7,433,868

Assets of discontinued operations, net	-	-

TOTAL ASSETS	$6,211,562	$7,433,868

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,586,596	$2,867,133
Taxes payable	-	60,511
Deferred revenue	95,059	215,500
Advances from clients	-	60
Short-term loan from related party	849,245	574,564
Short-term loan due within a year	-	98,433
Operating lease liability - current portion	363,035	331,670

Total current liabilities	3,893,935	4,147,871

Noncurrent liabilities:
Operating lease liability	1,876,381	2,067,504
Long-term loan	236,588	-

Total liabilities of continuing operations	6,006,904	6,215,375

Liabilities of discontinued operations	-	-

Total liabilities	6,006,904	6,215,375

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 20,000,000 shares authorized 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized 25,000,000 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	25,000	25,000
Common stock, $0.001 par value;
450,000,000 shares authorized; 56,497,113 shares and 55,797,113 shares outstanding at June 30, 2020 and December 31, 2019 respectively	57,497	56,797
Additional paid-in capital	8,274,230	8,267,930
Treasury stock at cost, 1,000,000 shares at 0.66 per share	(660,000)	(660,000)
Subscription receivables	(592,305)	(592,305)
Retained earnings	(6,947,911)	(5,924,231)
Accumulated other comprehensive income	1,120	(4,678)
Total controlling interest	157,631	1,168,513
Noncontrolling Interest	47,027	49,980

Total stockholders' equity	204,658	1,218,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,211,562	$7,433,868

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$161,984	$1,169,044	$276,182	$3,139,791
Cost of revenues	55,717	686,290	166,054	1,768,687
Gross profit	106,267	482,754	110,128	1,371,104

Operating expenses:
Selling and marketing	60,754	61,960	74,115	201,249
General and administrative	777,991	1,059,041	1,425,116	1,451,878
Total operating expenses	838,745	1,121,001	1,499,231	1,653,127

(Loss) from operations	(732,478)	(638,247)	(1,389,103)	(282,023)
Other income	3	95	317	1,297

(Loss) before provision for income taxes	(732,475)	(638,152)	(1,388,786)	(280,726)
Provision for income taxes (benefit)	(199,530)	366,076	(362,153)	366,076

Net (loss) from continuing operations including noncontrolling interest	$(532,945)	$(1,004,228)	$(1,026,633)	$(646,802)

Net income (loss) from discontinued operations, net of income taxes benefit	-	836,807	-	561,807

Net (loss) including noncontrolling interest	(532,945)	(167,421)	(1,026,633)	(84,995)
Less: Net (loss) attributable to noncontrolling interest	(1,470)	(1,470)	(2,953)	(2,940)
Net(loss) attributable to American Education Center	$(531,475)	$(165,951)	$(1,026,680)	$(82,055)

Net (loss) including noncontrolling interest	$(532,945)	$(167,421)	$(1,026,633)	$(84,995)
Other comprehensive (loss)
Foreign currency translation income (loss)	(1,434)	6	5,798	1,171
Comprehensive (loss) including noncontrolling interest	$(534,379)	(167,415)	$(1,026,835)	(83,824)
Less: Comprehensive (loss) attributable to noncontrolling interest	(1,470)	(1,470)	(2,953)	(2,940)
Comprehensive (loss) attributable to American Education Center	$(532,909)	$(165,945)	$(1,017,882)	$(80,884)

Income (loss) earnings per common share - basic and diluted
Income (loss) from continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.01)
(Loss) from discontinued operations	$-	$0.01	$-	$0.02
Net income (loss) earnings per common share - basic and diluted	(0.01)	(0.01)	(0.02)	0.01

Weighted average shares
Outstanding, basic and diluted	55,957,769	56,058,483	55,957,769	56,058,483

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(1,026,633)	$(84,995)
Loss from discontinued operation, net of income taxes	-	-
Adjustments to reconcile net (loss) including noncontrolling interest to net cash
(Used in) operating activities:
Deferred tax provision (benefit)	(303,692)	285,608
Stock-based compensation expense	7,000	62,000
Provision for doubtful accounts	463,411	395,566
Depreciation expense for fixed assets	1,103	-
Gain from disposal of the discontinued operation, net of income taxes		(561,807)
Amortization expense for learning platform	6,000	6,000
Amortization expense	68,090	68,090
Change in operating assets and liabilities:
in other assets and liabilities	6,657	13,625
in accounts receivable	676,860	(728,785)
in prepaid expenses	26,517	(124,186)
in security deposits	2,548	(18,249)
in accounts payable and accrued expenses	(278,483)	(192,277)
in taxes payable	(62,368)	62,482
in deferred revenue	(120,500)	42,425
in advances from clients	-	(23,526)
Net cash (used in) continuing operating activities	(533,490)	(798,029)
Net cash (used in) discontinued operating activities	-	-
Net cash (used in) operating activities	(533,490)	(798,029)

Cash flows from financing activities:
(Repayment) of short-term loan	(98,434)	-
Proceeds from SBA Loan	236,588	-
Loan from stockholder	283,082	580,867
Net cash provided by continuing financing activities	421,236	580,867
Net cash provided by discontinued financing activities	-	-

Net cash provided by financing activities	421,236	580,867

Effect of exchange rates changes on cash	(574)	1,171

Net change in cash	(112,828)	(215,991)
Cash at beginning of period	1,035,395	1,985,133

Cash at end of period	$922,567	$1,769,142
Less cash of discontinued operations - end of period	-	-
Cash of continuing operations - end of period	922,567	1,769,142

Supplemental disclosure of cash flow information

Cash paid for income taxes	$12,696	$30,162

Cash paid for interest	$1,566	$10,918

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2020
										Accumulated
					Additional					other
	Common stock		Series B Preferred Stock		paid-in	Treasury Stock		Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	earnings	income	Interest	Total
January 1, 2020	55,797,113	$56,797	25,000,000	$25,000	$8,267,930	1,000,000	$(660,000)	$(592,305)	$(5,924,231)	$(4,678)	$49,980	$1,218,493
Net loss									(492,205)		(1,483)	(493,688)
Issuance of common stock for services	700,000	700			6,300							7,000
Foreign currency translation income										7,232		7,232
March 31, 2020	56,497,113	$57,497	25,000,000	$25,000	$8,274,230	1,000,000	$(660,000)	$(592,305)	$(6,416,436)	$2,554	$48,497	$739,037
Net loss									(531,475)		(1,470)	(532,945)
Foreign currency translation income										(1,434)		(1,434)
June 30, 2020	56,497,113	$57,497	25,000,000	$25,000	$8,274,230	1,000,000	$(660,000)	$(592,305)	$(6,947,911)	$1,120	$47027	$204,658

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2019
										Accumulated
					Additional					other
	Common stock		Series B Preferred Stock		paid-in	Treasury Stock		Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	earnings	income	Interest	Total
January 1, 2019	56,597,113	$56,597	25,000,000	$25,000	$8,206,130		$-	$(719,911)	$(5,714,688)	$(13,865)	$55,860	$1,895,123
Net income									83,896		(1,470)	82,426
Foreign currency translation income										1165		1165
March 31, 2019	56,597,113	56,597	25,000,000	25,000	8,206,130	-	-	(719,911)	(5,633,732)	(12,700)	54,390	1,978,714
Realization upon disposal of subsidiary by reacquiring stock	(1,000,000)					1,000,000	(660,000)		1,062,541			402,541
Net income									(165,951)		(1,470)	(167,421)
Issuance of common stock for services	200,000	200			61,800							62,000
Issuance of common stock for cash								143,982				143,982
Foreign currency translation income										6		6
June 30, 2019	55,797,113	56,797	25,000,000	$25,000	$8,267,930	1,000,000	$(660,000)	$(575,929)	$(4,734,202)	$(12,694)	$52,920	$2,419,822

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

1.	ORGANIZATION AND BUSINESS (continued)

As of June 30, 2020, the Company’s corporate structure is as follows:

Headquartered in New York with operations in the People’s Republic of China (“PRC”), the Company covers two market segments through two subsidiaries:

(1)	AEC New York capitalizes on the rising demand of middle-class families in China for quality education and work experiences in the United States (“US”) and delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC Southern is all generated from AEC Southern Shenzhen.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim results are not necessarily indicative of full-year results. Certain prior year balances have been reclassified to conform to the current year’s presentation; none of these reclassifications had an impact on reported financial position or cash flows for any of the periods presented. The information in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

For the six months ended June 30, 2020, approximately $104,000, or more than 38%, of the revenue was realized as accounts receivable and approximately $120,000 of the revenue was realized from services completed.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At June 30, 2020 and December 31, 2019, the Company does not have a liability for any unrecognized tax benefits. The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

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

The Company is subject to Federal corporate income tax in the US at 21%. Provisions for income taxes for the United States have been made for the six months ended June 30, 2020.

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

The People's Republic of China (“PRC”)

AEC Southern Shenzhen was incorporated in the PRC. Pursuant to the income tax laws of China, the Company is not subject to tax on non-China source income. The Company is subject to corporate tax in China at 25% for the net taxable income. AEC Southern Shenzhen has no income tax for the six months ended June 30, 2020 due to the net operating loss for the period.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of June 30, 2020 and December 31, 2019, respectively, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

COVID-19 Outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

4.	ACCOUNTS RECEIVABLES

Activity in the allowance for doubtful accounts was as followings:

	June 30,	December 31,
	2020	2019
Accounts receivable	$4,802,194	$5,479,473
Allowance for bad debts	(3,068,759)	(2,605,348)
Accounts receivable, net	$1,733,435	$2,874,125

Balance, beginning of year	$2,605,348	$1,189,147
Provision (net of recover)	463,411	1,557,201
Amounts written off, net of recoveries	-	(141,000)

Balance, end of year	$3,068,759	$2,605,348

5.	FIXED ASSET, NET

As of June 30, 2020 and December 31, 2019, fixed asset, net as follows:

	June 30,	December 31,
	2020	2019
Electronic equipment	$6,103	$6194
Office furniture	805	817
Less: accumulated depreciation	(1,871)	(785)

Fixed asset - net	$5,037	$6,226

For the three and six months ended June 30, 2020 and 2019, depreciation expense was $556 and $1,103, $0 and $0 respectively.

6.	INTANGIBLE ASSET, NET

The gross carrying amount and accumulated amortization of this asset as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	120,000
Less: accumulated amortization	(534,678)	(460,588)

Intangible asset - net	$198,136	$272,226

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. For the three and six months ended June 30, 2020 and 2019, amortization expense was $34,045, $74,090 and $37,045, $74,090, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,
2020	74,091
2021	46,045
2022	12,000
2022	66,000
198,136

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

On December 31, 2016, the Company granted and issued 6,000,000 shares of common stock to AEC Southern UK’s Chairman  who would provide services over a three-year period commencing November 1, 2016. The shares were valued using the market price of the Company’s common stock on the grant date of $0.55 per share. On the grant date, $3,300,000 was recognized as deferred compensation, which was expensed over a three-year period using the straight-line method. The Company decided not to cancel or retrieve the shares issued to the CEO of AEC Southern UK as compensation and recognized the remaining of the compensation as part of the loss from disposal during 2019.

8.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its New York office and the office in Shenzhen, China of $282,215 and $285,041 as of June 30, 2020 and December 31, 2019 respectively. As of June 30, 2020, AEC New York has security deposits of $266,021 and AEC Shenzhen has security deposits of $16,194 (translation from RMB114,412).

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

Funds held in HK banks are insured by Hong Kong Deposit Protection Board covers up to HK$500,000 per bank for the total of all depository accounts.

The Company performs ongoing evaluation of its financial institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Company.

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the six months ended June 30, 2020 and 2019:

	June 30, 2020
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$103,980	37.6%	$1,582,433	33.6%

	June 30, 2019
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$1,611,820	51.3%	$1,534,441	32.1%
Customer 2	798,800	25.4%	1,193,345	25.0%

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

10.	DISCONTINUED OPERATIONS

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

11.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by the Company’s Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO evaluates the business from a geographic perspective, assesses performance and allocates resources on this basis. The reportable segments are as follows:

After the discontinued operations of AEC Southern UK, the Company has two operating segments: AEC New York and AEC BVI.

•	AEC New York delivers placement, career and other advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC BVI all generated from AEC Southern Shenzhen.

The following table shows an analysis by segment of the assets and liabilities of continuing operations as of June 30, 2020 and December 31,2019:

	June 30, 2020
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$5,533,648	$677,914	$6,211,562
Segment assets of discontinued operations	-	-	-
Segment assets	$5,533,648	$677,914	$6,211,562
Segment liabilities
Segment liabilities from continuing operations	$4,799,969	$1,206,935	$6,006,904
Segment liabilities of discontinued operations	-	-	-
Segment liabilities	$4,799,969	$1,206,935	$6,006,904

	December 31, 2019
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$6,661,058	$772,810	$7,433,868
Segment assets of discontinued operations	-	-	-
Segment assets	$6,661,058	$772,810	$7,433,868
Segment liabilities
Segment liabilities from continuing operations	$5,249,953	$965,422	$6,215,375
Segment liabilities of discontinued operations	-	-	-
Segment liabilities	$5,249,953	$965,422	$6,215,375

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

11.	SEGMENT REPORTING (Continued)

Revenues from external customers, and gross profit for each business are as follows:

	For the three months ended June 30, 2020
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$-	$41,484	$41,484
Career advisory	120,500	-	120,500
Student & Family advisory	-	-	-
Other advisory	-	-	-
Total revenue from continued operations	$120,500	$41,484	$161,984
Total revenue from discontinued operations	-	-	-
Gross profit	$66,560	$39,707	$106,267

	For the six months ended June 30, 2020
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$-	$41,484	$41,484
Career advisory	234,191	-	234,191
Student & Family advisory	-	-	-
Other advisory	507	-	507
Total revenue from continued operations	$234,698	$41,484	$276,182.00
Total revenue from discontinued operations	-	-	-
Gross profit	$71,808	$38,320	$110,128

	For the three months ended June 30, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$305,000	$(931)	$304,069
Career advisory	861,975	-	861,975
Student & Family advisory	-	-	-
Other advisory	3,000	-	3,000
Total revenue from continued operations	$1,169,975	$(931)	$1,169,044
Total revenue from discontinued operations	-	-	-
Gross profit	$483,685	$(931)	$482,754

	For the six months ended June 30, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$798,800	$33,716	$832,516
Career advisory	1,817,275	-	1,817,275
Student & Family advisory	487,000	-	487,000
Other advisory	3,000	-	3,000
Total revenue from continued operations	$3,106,075	$33,716	$3,139,791
Total revenue from discontinued operations	-	-	-
Gross profit	$1,337,388	$33,716	$1,371,104

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

12.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of June 30, 2020 and December 31, 2019 were $95,095 and $215,500, respectively.

13.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $48,000 for student consulting services of which is expected to be fully delivered and accounted for in 2020.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a corporation incorporated in the state of New York that focuses on career and business development activities. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. The Company prepaid WSIC $50,000 for business consulting services to be delivered and completed in 2020.

The Company’s CEO received 12,500,000 shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”), par value $0.001 per share as a reward for his dedicated services to the Company on November 26, 2018.

The Company borrowed $283,082 (translated from RMB2,000,000) from a shareholder of the Company during the period ended June 30, 2020. The amounts due to this related party were $849,245 and $574,564 as of June 30, 2020 and December 31, 2019, respectively. The amounts are non-interest bearing, non-secure and due on demand.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

14.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The loan was fully paid off as of June 30, 2020.

Interest expenses for the three and six months ended June 30, 2020 and 2019 were $0, $776 and $3,639, 10,918 respectively.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On May 4, 2020, Company was informed by its lender, Bank of America, N.A (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. Per the terms of the PPP Loan, Company received total proceeds of $77,588 from the Bank. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

The loan forgiveness amount will be reduced for any EIDL advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period. Company currently believes that its use of the loan proceeds met the conditions for forgiveness of the loan.

On April 24, 2020, AEC New York received an advance in the amount of $9,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. On June 1, 2020, Company received approval for a loan under the SBA’s EIDL program from SBA. Per the terms of the EIDL, Company received total proceeds of $150,000. The EIDL Loan has a 3.75% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the EIDL Program as administered by the SBA. Company intends to use all the proceeds of this Loan solely as working capital to alleviate economic injury caused by disaster occurring in 2020.

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

We determined the present value of the future lease payments using a discount rate of 8.05%, our incremental borrowing rate based on SBA loan rate, resulting in an initial right-of-use asset of $2,016,142 and lease liability of $2,237,583 on the adoption date of January 1, 2019, which are being amortized ratably over the term of the lease.

In May 2019, the Company entered into a lease of office space in Shenzhen, Guangdong, PRC with an unrelated party, expiring on April 30, 2024. The lease commenced on May 1, 2019. We determined the present value of the future lease payment using a discount rate of 8.16%, our incremental borrowing rate based on SBA loan borrowing rate, resulting in an initial right-of-use asset of $414,157 (RMB2,899,099) and lease liability of $399,048 (RMB2,793,341) on the commenced date of May 1, 2019, which are being amortized ratably over the term of the lease.

As of June 30, 2020, the balance of net right-of-use asset was $1,983,406, and lease liability was $2,239,416 (including $363,035 for current portion and $1,876,381 for noncurrent portion).

Future minimum lease commitments are as follows on June 30, 2020:

Year Ending December 31,	Gross Lease Payment
2020	262,998
2021	537,569
2022 and thereafter	1,918,349
$2,718,916
Less: Present value adjustment	(479,796)
Operating lease liability	$2,239,416

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. The total rent expense was approximately $129,110, $261,137 and $102,195, $225,078 for the three and six months ended June 30, 2020 and 2019, respectively.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

16.	Income taxes

The component of deferred tax assets at June 30, 2020 and 2019 are as follows:

	June 30, 2020	December 31, 2019
Net operating loss carryforwards	$667,382	$471,404
Allowance for bad debt	724,572	558,397
Accelerated Depreciation	-	-
Allowance for deferred tax asset	(530,647)	(472,186)
Deferred tax asset, net	$861,307	$557,615

The provision for income taxes and deferred income taxes for three and six months ended June 30, 2020 and 2019 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Current:
Federal	$-	$44,667	$-	$44,667
State	-	35,536	-	35,536
Foreign	-	265	-	265
Total current	-	80,468	-	80,468

Deferred:
Federal	(116,851)	164,322	(212,087)	164,322
State	(82,679)	121,286	(150,066)	232,386
Foreign	-	-	-	-
Total deferred	(199,530)	285,608	(362,153)	285,608
	-		-
Total	$(199,530)	$366,076	$(362,153)	$366,076

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

16.	Income taxes (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory effective income tax rate for the three and six months ended June 30, 2020 and 2019 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	11.0	11.0	11.0	11.0
PRC statutory income tax rate	25.0	-	25.0	-
Non-deductible/ non-taxable items	-	-	-	-

Total	57%	32%	57%	32%

17.	FINANCIAL INSTRUments

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

The following table summarizes the carrying values of the Company’s financial assets and liabilities:

	June 30, 2020	December 31, 2019
Cash and cash equivalents of continuing operations	$922,567	$1,035,395
Accounts receivable, prepaid expenses and other current assets	1,958,894	3,127,655
Other assets of discontinued operations	-	-
Other financial liabilities(i)	3,893,935	4,147,871
Liabilities of discontinued operations	$-	$-

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

17.	FINANCIAL INSTRUments (Continued)

(i)	Accounts payable, accrued expenses and other current liabilities, advance from customers, and income tax payable.

The Company classifies its fair value measurements in accordance with the three-level fair value hierarchy as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices), and

Level 3 – Inputs that are not based on observable market data.

The financial assets and liabilities carried at fair value on a recurring basis at June 30, 2020 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$922,567	$-	$-	$922,567
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations		-	-	-
Total Financial assets	$922,567	$-	$-	$922,567
Financial Liabilities
Other liabilities of continuing operations	$3,893,935	$-	$-	$3,893,935
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$3,893,935	$-	$-	$3,893,935

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$1,035,395	$-	$-	$1,035,395
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations	-	-	-	-
Total Financial Assets	$1,035,395	$-	$-	$1,035,395
Financial Liabilities
Other liabilities of continuing operations	$4,147,871	$-	$-	$4,147,871
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$4,147,871	$-	$-	$4,147,871

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

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

17.	FINANCIAL INSTRUments (Continued)

Financial assets past due

The following table provides information regarding the aging of financial assets that are past due, but which are not impaired at June 30, 2020:

	Less than 90 days	90 days to 1 year	Over 1 year	Carrying Value
Accounts receivable, net	$-	$1,641,433	$-	$1,641,433
Other receivable	$65,552	$26,450	$-	$92,002
Total accounts receivable, net	$65,552	$1,667,883	$-	$1,733,435

The Company determines past due amounts by reference to terms agreed with individual clients. None of the net amounts outstanding have been challenged by the respective clients and the Company continues to conduct business with them on an ongoing basis and does not consider its current accounts receivable to be past due.

18.	STOCK OPTIONS

The Company did not grant any stock options during the six months ended June 30, 2020.

The following is a summary of stock option activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,200,000	$0.89	1.44 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at June 30, 2020	3,200,000	$2.45	3.37 years	$-

Vested and expected to vest at June 30, 2020	3,200,000	$0.89	1.20 years	$-

Exercisable at June 30, 2020	3,200,000	$0.89	1.20 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended June 30, 2020 and 2019.

The estimated fair value of these options was $0, therefore no compensation expense was booked for the periods ended June 30, 2020 and December 31, 2019.

AMERICAN EDUCATION CENTER, Inc. AND SUBSIDIARies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

On May 22, 2020, AEC Southern HK formed Yiqilai (Shenzhen) Consulting Management Co., Ltd. (“AEC YQL”) in Shenzhen, China pursuant to PRC laws. AEC YQL is a wholly owned subsidiary of AEC Southern HK, and as of the date of this Quarterly Report on Form 10-Q, does not have significant business activities.

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

Headquartered in New York with operations in the PRC, the Company, during the quarter ended June 30, 2020 operated, and currently operates in two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education in the U.S. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI, though AEC Southern Shenzhen, delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. through businesses referred by AEC New York to AEC Southern Shenzhen. Currently, all revenues of AEC BVI are generated from AEC Southern Shenzhen.

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

Our Language Training service is based on the existing ESL training platform which provides language training for standard test preparation and is designed to help improve student’s English listening, speaking, reading, and writing skills. Student customers will be able to take these training courses online when our ESL online training platform goes live, which we expect to take place in the third quarter of 2020.

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

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The pandemic has forced governments around the world to take drastic measures to halt the outbreak, resulting in quarantines, stay-at-home requirements, travel restrictions, temporary change of immigration policies and temporary closure of businesses and facilities in China, the U.S., and throughout the world. A substantial part of the Company’s revenue and workforce are concentrated in China and in the U.S. Additionally, all of our four lines of business rely upon the ability to travel and the level of interest of our customers and prospective customers to study, work and reside overseas, which has been significantly affected by the pandemic. Consequently, we saw a significant decrease in requests for our services, which has materially adversely affected the Company’s business operations and its financial condition and operating results for the six months ended June 30, 2020, and these negative impacts will likely continue through the rest of the fiscal year 2020.

In order to respond to the COVID-19 outbreak, our Company has taken certain measures to our operations to ensure the safety of our staff, as well as to adjust to the reopening but potential surge of new cases. We have made work-from-home possible for our staff, so as to reduce congregation and possibility of transmission of the disease. We have been devoting time and effort to research and develop new services and products. Additionally, we have identified an online platform related to education to diversify our means in generating revenue and are in the process of negotiating a partnership or acquisition. We expect to close this transaction in September 2020.

The COVID-19 pandemic is rapidly evolving. The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the pandemic progresses. As of the date of this Quarterly Report on Form 10-Q, some countries have slowly re-opened, but with surges of new cases appearing, while the U.S. continues to see increasing new COVID-19 cases in certain states. As COVID-19 persists throughout areas in which we operate and the rest of the world, we believe the outbreak has the potential to continue to have a material negative impact on our operating results and financial condition going into the third and fourth quarters of 2020. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our employees, suppliers, student customers and other customers, and the impact on the Company’s ability to obtain debt and equity financing to fund business activities, all of which are uncertain and cannot be predicted. Given these uncertainties, at present, we cannot reasonably estimate the related impact to our business, operating results and financial condition for the year ending December 31, 2020.

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

As part of the process of preparing our unaudited consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of June 30, 2020, the Company does not have a liability for any unrecognized tax benefits.

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

On May 1, 2019, the Company sold AEC Southern UK to three individuals, Ye Tian, Rongxia Wang and Weishou Li. As a result, (1) the financial results of AEC Southern UK were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the first quarter of 2019; and (2) the related assets and liabilities associated with AEC Southern UK in the consolidated balance sheet as of December 31, 2019 are classified as discontinued operations. See "Note 10 - Discontinued Operations" to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

The Three Months Ended June 30, 2020, as Compared to the Three Months Ended June 30, 2019

	For the three months ended June 30,
	2020	2019	Variance	%
Key revenue streams:
Placement Advisory Services	$41,484	$304,069	$(262,585)	(86)%
Career Advisory Services	120,500	861,975	(741,475)	(86)
Student & Family Advisory	-	-	-	NM
Other Advisory	-	3,000	(3,000)	(100)%
Total revenues	$161,984	$1,169,044	$(1,007,060)	(86)%
Gross Profit	$106,267	$482,754	$(376,487)	(78)%
Gross Margin	66%	41%

Revenue

●

Total revenues for the three months ended June 30, 2020, were $161,984, representing a decrease of $1,007,060, or 86% from $1,169,044 for the same period in 2019. The decrease was mainly due to the recent outbreak of the COVID-19 pandemic around the globe, which negatively impacted our services to current customers who were getting ready to study or work in the U.S., besides the seasonality factors related to the high school/college admission process. The outbreak of COVID-19 in China since January 2020, coupled with travels bans from China to the US prevented students from China from entering the U.S. and paused applications from prospective students from China to U.S. educational institutions. These factors adversely impacted the financial performance of the Company.

Total revenues for the three months ended June 30, 2020 were all generated by the operations of AEC New York, which deliver customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

●

Revenues for the three months ended June 30, 2020, from our placement advisory services decreased by $262,585 from $304,069 for the same period in 2019. The decrease in our placement advisory services was due to the decrease in service requests. Revenues for our career advisory services decreased by $741,475, or 86% from $861,975 for the same period in 2019, primarily due to the decreased request from negative impact of the COVID-19. Revenues from other advisory services decreased by $3,000 from $3,000 for the same period in 2019, due to the service request from customers.

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

●	In addition, the Chinese government offers incentives and benefits though its Talents Policy to Chinese students who return to China to work and live there. This Talents Policy has encouraged many of our clients who recently graduated or are about to graduate to go back to China, instead of staying in the U.S., which resulted in less service requests for our placement advisory and student & family advisory services. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and increasing our mergers and acquisitions efforts by focusing on researching, identifying prospective targets, negotiating and executing on this strategy.

Gross Profit & Gross Margin

●	Our gross profit for the three months ended June 30, 2020 was $106,267, representing a decrease of $376,487 from $ 482,754 for the three months ended June 30, 2019. The decrease can be attributed mainly to a decline in service request as the travel restrictions imposed as a result of COVID-19 had led to fewer student customers requesting our services.

●	Our gross margin was approximately 66% for the three months ended June 30, 2020, compared to approximately 41% for the same period in 2019.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the three months ended June 30,
	2020	2019	Variance	%
Operating expenses
Selling and marketing	$60,754	$61,960	$(1,206)	(2)%
General and administrative	777,991	1,059,041	(281,051)	(27)%
Total operating expenses	$838,745	$1,121,001	$(282,257)	(25)%
Income tax benefit	$(199,530)	$366,076	$(565,606)	100%
Net (loss) from continuing operations including non-controlling interest	$(532,945)	$(1,004,228)	$471,283	NM %

Operating Expenses

●	Total operating expenses decreased by $282,257 or 25% as compared to the three months ended June 30, 2019. The decrease mainly represents the net effect of the decrease of the marketing expense and professional fee, and the increase of the uncollectable account receivables.

Income Tax Benefit

●	Income tax benefit of $199,530 for the three months ended June 30, 2020 represents the net effect of the tax payable and net losses for the periods presented.

Net Loss

●	Net loss from continuing operations including non-controlling interest was $532,945 for the three months ended June 30, 2020, as compared to the net loss of $1,004,228 for the three months ended June 30, 2019, which representing the net effect of the decreased operation expenses and revenue.

The Six Months Ended June 30, 2020, as Compared to the Six Months Ended June 30, 2019

	For the six months ended June 30,
	2020	2019	Variance	%
Key revenue streams:
Placement Advisory Services	$41,484	$832,516	$(791,032)	(95)%
Career Advisory Services	234,191	1,817,275	(1,583,084)	(87)
Student & Family Advisory	-	487,000	(487,000)	(100)
Other Advisory	507	3,000	(2,493)	(83)%
Total revenues	$276,182	$3,139,791	$(2,863,608)	(91)%
Gross Profit	$110,128	$1,371,104	$(1,260,976)	(92)%
Gross Margin	40%	44%

Revenue

●

Total revenues for the six months ended June 30, 2020, were $276,182, representing a decrease of $2,863,608, or 91% from $3,139,791 for the same period in 2019. The decrease was mainly due to the recent outbreak of the COVID-19 pandemic around the globe, which negatively impacted our services to current customers who were getting ready to study or work in the U.S., besides the seasonality factors related to the high school/college admission process. The outbreak of COVID-19 in China since January 2020, coupled with travels bans from China to the US prevented students from China from entering the U.S. and paused applications from prospective students from China to U.S. educational institutions. These factors adversely impacted the financial performance of the Company.

Total revenues for the six months ended June 30, 2020 were all generated by the operations of AEC New York, which deliver customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

●

Revenues for the six months ended June 30, 2020, from our placement advisory services decreased by $791,032 from $832,516 for the same period in 2019. The decrease in our placement advisory services was due to the decrease in service requests. Revenues for our career advisory services decreased by $1,583,084, or 87% from $1,817,275 for the same period in 2019, primarily due to the decreased request from negative impact of the COVID-19. Revenues from our student & family advisory services decreased by $487,000 from $ 487,000 for the same period in 2019. Revenues from other advisory services decreased by $2,493 from $3,000 for the same period in 2019, due to the service request from customers.

We expect the impact of COVID-19 on our business, especially on school application and career advisory services, will last for at least the coming two fiscal quarters, due to restrictions on domestic and international travels, delay of the spring semester and cancellation of overseas exams, as well as difficulty to obtain valid visas. We will continually monitor the development of the epidemic as well as the impact on our operations and financial performance and actively adjust our operational strategies and make efforts on cost control and reducing expenditures. We will also strive to expand our target market and to start providing online courses to our customers.

●	In addition, the Chinese government offers incentives and benefits though its Talents Policy to Chinese students who return to China to work and live there. This Talents Policy has encouraged many of our clients who recently graduated or are about to graduate to go back to China, instead of staying in the U.S., which resulted in less service requests for our placement advisory and student & family advisory services. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and accelerating our mergers and acquisitions efforts.

Gross Profit & Gross Margin

●	Our gross profit for the six months ended June 30, 2020 was $110,128, representing a decrease of $1,260,976 from $1,371,104 for the six months ended June 30, 2019. The decrease can be attributed mainly to a decline in service request as the travel restrictions imposed as a result of COVID-19 had led to fewer student customers requesting our services.

●	Our gross margin was approximately 40% for the six months ended June 30, 2020, compared to approximately 44% for the same period in 2019.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the six months ended June 30,
	2020	2019	Variance	%
Operating expenses
Selling and marketing	$74,115	$201,249	$(127,134)	(63)%
General and administrative	1,425,116	1,451,878	(26,763)	(2)
Total operating expenses	$1,499,231	$1,653,127	$(153,897)	(9)%
Income tax benefit	$(362,153)	$366,076	$(528,699)	NM %
Net (loss) from continuing operations including noncontrolling interest	$(1,026,633)	$(646,802)	$(379,831)	NM %

Operating Expenses

●	Total operating expenses decreased by $153,897 or 9% as compared to the six months ended June 30, 2019. The decrease mainly represents the net effect of the decrease of the marketing expense and professional fee, and the increase of the uncollectable account receivables.

Income Tax Benefit

●	Income tax benefit of $362,153 for the six months ended June 30, 2020 represents the net effect of the tax payable and net losses for the periods presented.

Net Loss

●	Net loss from continuing operations including non-controlling interest was $1,026,633 for the six months ended June 30, 2020, as compared to the net loss of $646,802 for the six months ended June 30, 2019, which representing the net effect of the decreased operation expenses and revenue.

Liquidity and Capital Resources

Discontinued Operations

On May 1, 2019, the Company sold AEC Southern UK to three individuals, Ye Tian, Rongxia Wang and Weishou Li. As a result, (1) the financial results of AEC Southern UK were reflected in our consolidated statement of income, retrospectively, as discontinued operations beginning in the first quarter of 2019; and (2) the related assets and liabilities associated with AEC Southern UK in the consolidated balance sheet for the years ended December 31, 2019, are classified as discontinued operations. See "Note 10 - Discontinued Operations" to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows and Working Capital

As of June 30, 2020, we had cash of $922,567, a decrease of $112,828 from $1,035,395 as of December 30, 2019 for continuing operations. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Six Months ended June 30,
	2020	2019	Variance	%
Net cash used in operating activities
Net cash used in continuing operating activities	$(533,490)	$(798,029)	$264,539	NM	%
Net cash used in by discontinued operating activities	-	-	-	NM
Net cash used in operating activities	$(533,490)	$(798,029)	$264,539	NM	%

Net cash (used in) provided by financing activities
Net cash (used in) provided by continuing financing activities	$421,236	$580,867	$(159,631)	(27)%
Net cash (used in) provided by discontinued financing activities	-	-	-	NM
Net cash (used in) provided by financing activities	$421,236	$580,867	(159,631)	(27)%

Effect of exchange rates changes on cash	(574)	1,171	(1,745)	NM
Net change in cash	$(112,828)	$(215,991)	$103,163	NM	%

Cash Flow from Operating Activities

●	Net cash used in continuing operating activities for the six months ended June 30, 2020 was $112,828, decreased by $103,163 for the six months ended June 30, 2019. The decrease in net cash used in operations in the six months ended June 30, 2020 was primarily attributable to slowing down payment to our service providers and decreased operating expense.

Cash Flow from Investing Activities

●	No cash flow from investing activities for six months ended June 30, 2020 and 2019.

Cash Flow from Financing Activities

●	Net cash provided by financing activities for the six months ended June 30, 2020, was $421,236, a decrease of $159,631, for the six months ended June 30, 2019. The decrease in net cash flow used in financing activities was primarily attributable to repayment of short-term loan.

●	The Company borrowed two loans in the aggregate of $282,454 from a shareholder of the Company, with $141,227 (translated from RMB1,000,000) borrowed on April 1, 2020, and with $141,227 (translated from RMB1,000,000) borrowed on May 26, 2020. The loan amounts are non-interest bearing, unsecured and due on demand.

●

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On May 4, 2020, Company was informed by its lender, Bank of America, N.A (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. Per the terms of the PPP Loan, Company received total proceeds of $77,588 from the Bank. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

The PPP Loan forgiveness amount will be reduced for any EIDL advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the eight-week period following the loan’s origination. The Company currently believes that its use of the loan proceeds met the conditions for forgiveness of the loan.

On April 24, 2020, AEC New York received an advance in the amount of $9,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. On June 1, 2020, Company received approval for a loan under the SBA’s EIDL program from SBA. Per the terms of the EIDL, the Company received total proceeds of $150,000. The EIDL Loan has a 3.75% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the EIDL Program as administered by the SBA. Company will use all the proceeds of this loan solely as working capital to alleviate economic injury caused by disaster occurring in 2020.

Working Capital

The following table sets forth our working capital from continuing operations:

	June 30,	December 31,
	2020	2019	Variance	%
Total current assets from continuing operations	$2,881,461	$4,163,050	$(1,281,589)	(31)%
Total current liabilities from continuing operations	3,893,935	4,147,871	(253,936)	(6)
Working capital	$(1,012,474)	$15,179	$(1,027,653)	NM	%
Current ratio	0.74	1.00

●	As of June 30, 2020, we had a working capital deficiency of $1,012,474, a decrease of $1,027,653 from a working capital surplus of $15,179 as of December 31, 2019. The decrease in working capital represents the net effect of uncollected accounts receivable, and repayment to vendors as detailed in the Section “Cash Flow from Financing Activities” above.

●	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. We believe we have adequate working capital to fund future growth activities.

Going Concern

The independent auditors' report accompanying our June 30, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Additionally, we expect that the outbreak of COVID-19 will continue to have material and adverse impacts on our cash flow for the three months ending September 30, 2020 with potential continuing impacts on subsequent periods. As such, we expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, additional funding from a shareholder of the Company, and believe that will be sufficient to meet our anticipated needs for working capital and satisfying our estimated liquidity needs 12 months from the date of the financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer (CEO), as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2020, we have established procedures requiring the CEO to review filing-related files before preparing the consolidated financial statements and to confirm and ensure that all significant, non-routine events and pending transactions are properly disclosed.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO has concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of June 30, 2020. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has been no unregistered sale of equity securities during the three months ended June 30, 2020.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Certificate of Amendment filed with the Secretary of State of the State of Nevada dated November 8, 2018 (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 19, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock, (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

American Education Center, Inc.

	By:	/s/ Max P. Chen
	Name:	Max P. Chen
August 14, 2020	Title:	President, Sole Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary