Form 10-Q
period 2020-09-30
AMERICAN EDUCATION CENTER, INC.
filed 2020-11-16
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,497,113 shares of common stock, $0.001 par value, as of November 13, 2020.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
ASSETS	2020	2019
Current assets:
Cash	$741,693	$1,035,395
Accounts receivable, net of allowance for doubtful accounts of $3,938,680 and $2,605,348 at September 30, 2020 and December 31, 2019, respectively	645,012	2,874,125
Prepaid expenses	213,711	253,530

Total current assets	1,600,416	4,163,050

Noncurrent assets:
Other assets	25,922	-
Fixed Asset, net	8,174	6,226
Deferred income taxes	883,939	557,615
Intangible asset, net	161,091	272,226
Goodwill	139,725	-
Operating lease right-of-use asset	322,560	2,149,710
Security deposits	16,851	285,041

Total noncurrent assets	1,558,262	3,270,818
Total assets of continuing operations	3,158,678	7,433,868

Assets of discontinued operations, net	-	-

TOTAL ASSETS	$3,158,678	$7,433,868

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,332,908	$2,867,133
Taxes payable	1,383	60,511
Deferred revenue	94,558	215,500
Advances from clients	-	60
Short-term loan from related party	883,704	574,564
Short-term loan due within a year	-	98,433
Operating lease liability - current portion	76,693	331,670

Total current liabilities	3,389,246	4,147,871

Noncurrent liabilities:
Operating lease liability	260,195	2,067,504
Long-term loan	236,588	-

Total liabilities of continuing operations	3,886,029	6,215,375

Liabilities of discontinued operations	-	-

Total liabilities	3,886,029	6,215,375

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value;20,000,000 shares authorized and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized and 25,000,000 and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	25,000	25,000
Common stock, $0.001 par value;
450,000,000 shares authorized; 59,137,803 shares and 55,797,113 shares outstanding at September 30, 2020 and December 31, 2019 respectively	60,138	56,797
Additional paid-in capital	8,535,659	8,267,930
Treasury stock at cost, 1,000,000 shares at 0.66 per share	(660,000)	(660,000)
Subscription receivables	(592,305)	(592,305)
Retained earnings	(8,116,592)	(5,924,231)
Accumulated other comprehensive income	(24,808)	(4,678)
Total controlling interest	(772,908)	1,168,513
Noncontrolling Interest	45,557	49,980

Total stockholders' equity	(727,351)	1,218,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,158,678	$7,433,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$865	$1,564,681	$277,047	$4,704,472
Cost of revenues	1,614	880,389	167,668	2,649,076
Gross profit	(749)	684,292	109,379	2,055,396

Operating expenses:
Selling and marketing	4	116,008	74,119	317,257
Research and development expenses	37,454	-	37,454	-
General and administrative	1,394,113	953,872	2,819,229	2,405,750
Total operating expenses	1,431,571	1,069,880	2,930,802	2,723,007

(Loss) from operations	(1,432,320)	(385,588)	(2,821,423)	(667,611)
Other income	239,537	7	239,854	1,304

(Loss) before provision for income taxes	(1,192,783)	(385,581)	(2,581,569)	(666,307)
Provision for income taxes (benefit)	(22,632)	(105,656)	(384,785)	260,420

Net (loss) from continuing operations including noncontrolling interest	$(1,170,151)	$(279,925)	$(2,196,784)	$(926,727)

Net income (loss) from discontinued operations, net of income taxes benefit	-	-	-	561,807

Net (loss) including noncontrolling interest	(1,170,151)	(279,925)	(2,196,784)	(364,920)
Less: Net (loss) attributable to noncontrolling interest	(1,470)	(1,470)	(4,423)	(4,410)
Net (loss) attributable to American Education Center	$(1,168,681)	$(278,455)	$(2,192,361)	$(360,510)

Net (loss) including noncontrolling interest	$(1,170,151)	$(279,925)	$(2,196,784)	$(364,920)
Other comprehensive (loss)
Foreign currency translation income (loss)	(25,928)	5,588	(20,130)	6,759
Comprehensive (loss) including noncontrolling interest	$(1,196,079)	(274,337)	$(2,216,914)	(358,161)
Less: Comprehensive (loss) attributable to noncontrolling interest	(1,470)	(1,470)	(4,423)	(4,410)
Comprehensive (loss) attributable to American Education Center	$(1,194,609)	$(272,867)	$(2,212,491)	$(353,751)

Income (loss) earnings per common share - basic and diluted
Income (loss) from continuing operations	$(0.02)	$(0.00)	$(0.04)	$(0.02)
(Loss) from discontinued operations	$-	$-	$-	$0.01
Net income (loss) earnings per common share - basic and diluted	(0.02)	(0.00)	(0.04)	(0.01)

Weighted average shares Outstanding, basic and diluted	56,538,385	56,058,483	56,538,385	56,058,483

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(2,196,784)	$(364,920)
Loss from discontinued operation, net of income taxes	-	-
Adjustments to reconcile net (loss) including noncontrolling interest to net cash
(Used in) operating activities:
Deferred tax provision (benefit)	(326,323)	176,278
Stock-based compensation expense	7,000	62,000
Provision for doubtful accounts	1,333,332	763,311
Depreciation expense for fixed assets	1,898	262
Gain from disposal of the discontinued operation, net of income taxes	-	(561,807)
Amortization expense for learning platform	9,000	9,000
Amortization expense	102,136	102,135
Change in operating assets and liabilities:
in other assets and liabilities	(235,328)	20,681
in accounts receivable	894,962	(1,695,043)
in prepaid expenses	42,906	(95,219)
in security deposits	268,672	(18,523)
in accounts payable and accrued expenses	(533,785)	(46,495)
in taxes payable	(61,355)	56,754
in deferred revenue	(120,500)	82,675
in lease liabilities	-	-
in advances from clients	(504)	(34,833)
Net cash (used in) continuing operating activities	(814,673)	(1,543,744)
Net cash (used in) discontinued operating activities	-	-

Net cash (used in) operating activities	(814,673)	(1,543,744)

Cash flows from investing activities:
Acquisition of business, net of cash received	97,785	-
Fixed assets purchased by Qianhai	-	(5,361)

Net cash provided (used) for by investing activities	97,785	(5,361)

Cash flows from financing activities:
(Repayment) of short-term loan	(98,434)	-
Proceeds from SBA Loan	236,588	-
Loan from stockholder	294,568	547,286
Net cash provided by continuing financing activities	432,722	547,286
Net cash provided by discontinued financing activities	-	-

Net cash provided by financing activities	432,732	547,286

Effect of exchange rates changes on cash	(9,536)	6,759

Net change in cash	(293,702)	(995,060)
Cash at beginning of period	1,035,395	1,985,133

Cash at end of period	$741,693	$990,073
Less cash of discontinued operations - end of period	-	-
Cash of continuing operations - end of period	741,693	990,073

Supplemental disclosure of cash flow information

Cash paid for income taxes	$20,796	$39,829

Cash paid for interest	$1,566	$14,558

Non-Cash investing and financing activities:
Purchase of business by issuing 2,640,690 shares of common stock	$264,070
Disposal of subsidiary by reacquiring 1,000,000 shares of common stock and debt forgiven		$928,475

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)
	Common stock		Series B Preferred Stock		Additional paid-in	Treasury Stock		Subscription		Accumulated other comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	Retained earnings	income	Interest	Total
January 1, 2020	55,797,113	$56,797	25,000,000	$25,000	$8,267,930	1,000,000	$(660,000)	$(592,305)	$(5,924,231)	$(4,678)	$49,980	$1,218,493
Net loss									(492,205)		(1,483)	(493,688)
Issuance of common stock for services	700,000	700			6,300							7,000
Foreign currency translation income										7,232		7,232
Balance as of March 31, 2020	56,497,113	$57,497	25,000,000	$25,000	$8,274,230	1,000,000	$(660,000)	$(592,305)	$(6,416,436)	$2,554	$48,497	$739,037
Net loss									(531,475)		(1,470)	(532,945)
Foreign currency translation income										(1,434)		(1,434)
Balance as of June 30, 2020	56,497,113	$57,497	25,000,000	$25,000	$8,274,230	1,000,000	$(660,000)	$(592,305)	$(6,947,911)	$1,120	$47,027	$204,658
Net loss									(1,168,681)		(1,470)	(1,170,151)
Shares issued for acquisition of business assets	2,640,690	2,641			261,429							264,070
Foreign currency translation income										(25,928)		(25,928)
Balance as of September 30, 2020	59,137,803	$60,138	25,000,000	$25,000	$8,535,659	1,000,000	$(660,000)	$(592,305)	$(8,116,592)	$(24,808)	$45,557	$(727,351)

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
										Accumulated
					Additional					other
	Common stock		Series B Preferred Stock		paid-in	Treasury Stock		Subscription		comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	Retained earnings	income	Interest	Total
January 1, 2019	56,597,113	$56,597	25,000,000	$25,000	$8,206,130		$-	$(719,911)	$(5,714,688)	$(13,865)	$55,860	$1,895,123
Net income									83,896		(1,470)	82,426
Foreign currency translation income										1165		1165
March 31, 2019	56,597,113	56,597	25,000,000	25,000	8,206,130	-	-	(719,911)	(5,630,792)	(12,700)	54,390	1,978,714
Realization upon disposal of subsidiary by reacquiring stock	(1,000,000)					1,000,000	(660,000)		1,062,541			402,541
Net income									(165,951)		(1,470)	(167,421)
Issuance of common stock for services	200,000	200			61,800							62,000
Issuance of common stock for cash								143,982				143,982
Foreign currency translation income										6		6
June 30, 2019	55,797,113	56,797	25,000,000	$25,000	$8,267,930	1,000,000	$(660,000)	$(575,929)	$(4,734,202)	$(12,694)	$52,920	$2,419,822
Net loss									(278,455)		(1,470)	(279,925)
Issuance of common stock for cash								(16,376)				(16,376)
Foreign currency translation income										5,588		5,588
September 30, 2019	55,797,113	$56,797	25,000,000	$25,000	$8,267,930	1,000,000	$(660,000)	$(592,305)	$(5,012,657)	$(7,106)	$51,450	$2,129,109

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED September 30, 2020 AND 2019

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

On August 18, 2020, AEC YQL entered into a series of contractual arrangements, including an Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”), with Shenzhen Zhongwei Technology Co., Ltd. (“Zhongwei”), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company (“Pledgor”), the sole shareholder of Zhongwei controlled by Dewei Li and Bin Liu (collectively, the “Ding Xiang Shareholders”). Pursuant to the VIE Agreements, AEC YQL gained control over Zhongwei. Zhongwei is involved in, among other things, e-commerce, and our company plans to leverage Zhongwei’s current e-commerce platform, and to engage in business such as online education e-commerce. In consideration for entering into the transactions contemplated by the VIE Agreements, on August 18, 2020, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Ding Xiang Shareholders, whereby the Company agreed to issue to the Ding Xiang Shareholders an aggregate of 2,640,690 shares of the Company’s common stock, par value $0.001. The transactions underlying the Share Issuance Agreement is closed in August 2020.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

1.	ORGANIZATION AND BUSINESS (continued)

As of September 30, 2020, the Company’s corporate structure is as follows:

American Education Center, Inc.
("AEC Nevada")
100%
100%
American Education Center, Inc.
("AEC New York")
AEC Management Ltd.
("AEC BVI")
51%
100%
American Institute of Financial Intelligence, LLC
("AIFI")
AEC Southern Management Limited
("AEC Southern HK")
100%
Qianhai Meijiao Education Consulting Management Co., Ltd.
("AEC Southern Shenzhen")
100%
Yiqilai (Shenzhen) Consulting Management Co., Ltd.
("AEC YQL")
VIE
Shenzhen Zhongwei Technology Co., Ltd.
("Zhongwei")

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

FOR THE THREE AND Nine MONTHS ENDED SEptember 30, 2020 AND 2019

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

For the nine months ended September 30, 2020, approximately $104,000, or more than 38%, of the revenue was realized as accounts receivable and approximately $173,047 of the revenue was realized from services completed.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Estimated useful lives (years)
Office furniture	5
Electronic equipment	3

Goodwill and Intangible Asset

Goodwill arises from business acquisition and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

Acquired intangible assets other than goodwill with finite lives are stated at cost less accumulated amortization if there is any. Intangible assets mainly represent the software development in progress of R&D at cost, less accumulated amortization on a straight-line basis over an estimated life of ten years.

Intangible Asset	Residual value rate	Estimated useful lives (years)
Software	0%	3

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and carrying amount.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. At September 30, 2020 and December 31, 2019, the Company does not have a liability for any unrecognized tax benefits. The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

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

The Company is subject to Federal corporate income tax in the US at 21%. Provisions for income taxes for the United States have been made for the nine months ended September 30, 2020.

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

The People's Republic of China (“PRC”)

AEC Southern Shenzhen, AEC YQL and Zhongwei were incorporated in the PRC. Pursuant to the income tax laws of China, the Company is not subject to tax on non-China source income. The Company is subject to corporate tax in China at 25% for the net taxable income. AEC Southern Shenzhen has no income tax for the nine months ended September 30, 2020 due to the net operating loss for the period.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of September 30, 2020 and December 31, 2019, respectively, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Related Party Transactions

A related party is generally defined as (i) any person and or their immediate family hold 10% or more of the company’s securities (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business. Related parties may be individuals or corporate entities.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due from/to related parties due to their related party nature.

Selling and Marketing

Selling and marketing costs are related to promoting, advertising, and other marketing activities, and are expensed as incurred. For the periods ended September 30, 2020 and 2019, the marketing and advertising expenses were $74,119 and $317,257, respectively.

Noncontrolling interest

According to Financial Accounting Standards Board (FASB) Statement No. 160, the noncontrolling interest shall be reported in the consolidated statement of financial position within equity, separately from the parent’s equity. That amount shall be clearly identified and labeled, for example, as noncontrolling interest in subsidiaries. An entity with noncontrolling interests in more than one subsidiary may present those interests in aggregate in the consolidated financial statements.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Adoption of the standard resulted in the recognition of $2,016,142 of ROU assets and $2,237,583 of lease liabilities for leases on our consolidated balance sheet at adoption on January 1, 2019 related to office space lease commitment on March 1, 2015 and which was terminated on August 31, 2020. The Company recognized a gain of $239,537 in according Lease Topic 842-10-25-13 for the difference between the balances of the lease asset and liability as of the date of termination on August 31, 2020.

For the lease commitment on May 1, 2019, the company initially recognized $414,157 (RMB2,899,099) of ROU assets and lease liabilities of $399,048 (RMB2,793,341). The difference between the ROU assets and lease liabilities was due to prepaid rent and initial direct cost.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

4.	ACCOUNTS RECEIVABLES

Activity in the allowance for doubtful accounts was as followings:

	September 30,	December 31,
	2020	2019
Accounts receivable	$4,583,692	$5,479,473
Allowance for bad debts	(3,938,680)	(2,605,348)
Accounts receivable, net	$645,012	$2,874,125

Balance, beginning of year	$2,605,348	$1,189,147
Provision (net of recover)	1,333,332	1,557,201
Amounts written off, net of recoveries	-	(141,000)

Balance, end of year	$3,938,680	$2,605,348

5.	FIXED ASSET, NET

As of September 30, 2020 and December 31, 2019, fixed asset, net as follows:

	September 30,	December 31,
	2020	2019
Electronic equipment	$10,872	$6194
Office furniture	838	817
Less: accumulated depreciation	(3,536)	(785)

Fixed asset - net	$8,174	$6,226

For the three and nine months ended September 30, 2020 and 2019, depreciation expense was $552 and $1,898, $262 and $262 respectively.

6.	INTANGIBLE ASSET, NET

The gross carrying amount and accumulated amortization of this asset as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	120,000
Less: accumulated amortization	(571,732)	(460,588)

Intangible asset - net	$161,091	$272,226

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. For the three and nine months ended September 30, 2020 and 2019, amortization expense was $34,045, $74,090 and $37,045, $74,090, respectively.

The following table is the future amortization expense to be recognized:

Year Ending December 31,
2020	$37,046
2021	46,045
2022	12,000
2022	66,000
$161,091

7.	GOODWILL

The Company recognized goodwill in the amount of $139,725 which represents the amount of total consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed in a business acquisition. The Company performed testing of goodwill impairment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Based on the assessments, the Company did not recognize an impairment of its goodwill for the period ended September 30, 2020.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

8.	DEFERRED COMPENSATION

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

9.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its offices of $16,851 and $285,041 as of September 30, 2020 and December 31, 2019 respectively. The Company terminated the lease of its New York office in August and the landlord retained the entire security deposits to offset the rent payable on the termination date of August 31, 2020. As of September 30, 2020, AEC New York has security deposits of $0 and AEC Shenzhen has security deposits of $16,851 (translation from RMB114,412).

10.	CONCENTRATION OF CREDIT AND BUSINESS RISK

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

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the nine months ended September 30, 2020 and 2019:

	September 30, 2020
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$146,982	53.1%	$1,359,521	30.3%

	September 30, 2019
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$2,223,080	47.3%	$1,976,639	34.3%
Customer 2	1,141,900	24.3%	1,723,520	29.9%

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

11.	DISCONTINUED OPERATIONS

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

The carrying amount of the major classes of assets and liabilities of discontinued operation as of May 1, 2019 and December 31, 2018 consist of the following:

	May 1, 2019	December 31, 2018
Assets of discontinued operation:
Current assets:
Cash and cash equivalents	$391	$391
Accounts receivable	4,864,297	4,595,823
Allowance for doubtful account	(4,595,823)	(4,595,823
Deferred compensation	-	916,668
Total assets of discontinued operation	$268,865	$917,059

Liabilities of discontinued operation:		$-
Current liabilities:
Accounts payable	$1,881,404	$1,881,404
Other payables	-	-
Total liabilities of discontinued operation	$1,881,404	$1,881,404

The summarized operating result of discontinued operation included in the Company’s consolidated statements of operation consist of the following:

	From January 1 to May 1, 2019	From January 1 to December 31, 2018
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	(366,667)	(5,587,406)
Other income (expenses), net	-	4
Loss before income tax	(366,667)	(5,587,402)
Income tax expense (benefit)	-	(332,187)
Loss from discontinued operation	(366,667)	(5,255,215)
Total loss from discontinued operations, net of income taxes	$(366,667)	$(5,255,215)

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

12.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by the Company’s Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO evaluates the business from a geographic perspective, assesses performance and allocates resources on this basis. The reportable segments are as follows:

After the discontinued operations of AEC Southern UK, the Company has two operating segments: AEC New York and AEC BVI.

•	AEC New York delivers placement, career and other advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC BVI all generated from AEC Southern Shenzhen.

The following table shows an analysis by segment of the assets and liabilities of continuing operations as of September 30, 2020 and December 31,2019:

	September 30, 2020
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$2,392,514	$766,164	$3,158,678
Segment assets of discontinued operations	-	-	-
Segment assets	$2,392,514	$766,164	$3,158,678
Segment liabilities
Segment liabilities from continuing operations	$2,652,562	$1,233,467	$3,886,029
Segment liabilities of discontinued operations	-	-	-
Segment liabilities	$2,652,562	$1,233,467	$3,886,029

	December 31, 2019
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$6,661,058	$772,810	$7,433,868
Segment assets of discontinued operations	-	-	-
Segment assets	$6,661,058	$772,810	$7,433,868
Segment liabilities
Segment liabilities from continuing operations	$5,249,953	$965,422	$6,215,375
Segment liabilities of discontinued operations	-	-	-
Segment liabilities	$5,249,953	$965,422	$6,215,375

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

12.	SEGMENT REPORTING (Continued)

Revenues from external customers, and gross profit for each business are as follows:

	For the three months ended September 30, 2020
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$-	$865	$865
Career advisory	-	-	-
Student & Family advisory	-	-	-
Other advisory	-	-	-
Total revenue from continued operations	$-	$865	$865
Total revenue from discontinued operations	-	-	-
Gross profit	$-	$(749)	$(749)

	For the nine months ended September 30, 2020
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$-	$42,349	$42,349
Career advisory	234,191	-	234,191
Student & Family advisory	-	-	-
Other advisory	507	-	507
Total revenue from continued operations	$234,698	$42,349	$277,047
Total revenue from discontinued operations	-	-	-
Gross profit	$71,808	$37,571	$109,379

	For the three months ended September 30, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$343,100	$89,271	$432,371
Career advisory	731,610	-	731,610
Student & Family advisory	400,700	-	400,700
Other advisory	-	-
Total revenue from continued operations	$1,475,410	$89,271	$1,564,681
Total revenue from discontinued operations	-	-	-
Gross profit	$607,896	$76,396	$684,292

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the nine months ended September 30, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$1,141,900	$122,987	$1,264,887
Career advisory	2,548,885	-	2,548,885
Student & Family advisory	887,700	-	887,700
Other advisory	3,000	-	3,000
Total revenue from continued operations	$4,581,485	$122,987	$4,704,472
Total revenue from discontinued operations	-	-	-
Gross profit	$1,945,284	$110,112	$2,055,396

13.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of September 30, 2020 and December 31, 2019 were $94,558 and $215,500, respectively.

14.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $48,000 for student consulting services which are expected to be fully delivered and accounted for in 2020.

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

The Company borrowed $283,082 (translated from RMB2,000,000) from a shareholder of the Company during the nine months ended September 30, 2020. The amounts due to this related party were $883,704 and $574,564 as of September 30, 2020 and December 31, 2019, respectively. The amounts are non-interest bearing, non-secure and due on demand.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

15.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The loan was fully paid off as of June 30, 2020.

Interest expenses for the three and nine months ended September 30, 2020 and 2019 were $0, $527 and $3,639, 14,558 respectively.

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

The loan forgiveness amount will be reduced for any EIDL advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the twenty-four-week period. Company currently believes that its use of the loan proceeds met the conditions for forgiveness of the loan.

On April 24, 2020, AEC New York received an advance in the amount of $9,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. On June 1, 2020, Company received approval for a loan under the SBA’s EIDL program from SBA. Per the terms of the EIDL, Company received total proceeds of $150,000. The EIDL loan has a 3.75% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the EIDL Program as administered by the SBA. The Company has used all the proceeds of this loan as working capital to alleviate economic injury caused by COVID-19 occurring in 2020.

16.	LEASE COMMITMENTS

The Company currently has two operating leases for offices in different cities. In December 2014, the Company entered into a lease for 10,086 square feet of office space in New York, NY, with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,065 per month for financial statement purposes. In August 2020, the Company entered into a lease termination agreement with the landlord of this office.

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

As of September 30, 2020, the balance of net right-of-use asset was $ 322,560, and lease liability was $336,888 (including $76,693 for current portion and $260,195 for noncurrent portion).

Future minimum lease commitments are as follows on September 30, 2020:

Year Ending December 31,	Gross Lease Payment
2020	24,568
2021	102,205
2022 and thereafter	262,190
$388,963
Less: Present value adjustment	(52,075)
Operating lease liability	$336,888

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. The total rent expense was approximately $129,110, $ 356,376 and $133,155, $358,232 for the three and nine months ended September 30, 2020 and 2019, respectively.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

17.	INCOME TAXES

The component of deferred tax assets at September 30, 2020 and 2019 are as follows:

	September 30, 2020	December 31, 2019
Net operating loss carryforwards	$709,273	$471,404
Allowance for bad debt	1,036,517	558,397
Accelerated Depreciation	-	-
Allowance for deferred tax asset	(861,851)	(472,186)
Deferred tax asset, net	$883,939	$557,615

The provision for income taxes and deferred income taxes for three and nine months ended September 30, 2020 and 2019 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Current:
Federal	$-	$(1,013)	$-	$43,654
State	-	4,952	-	40,488
Foreign	-	(265)	-	-
Total current	-	3,674	-	84,142

Deferred:
Federal	(44,592)	(61,092)	(256,697)	103,230
State	21,960	(48,238)	(128,106)	73,048
Foreign	-	-	-	-
Total deferred	(22,632)	(109,330)	(384,785)	176,278
	-		-
Total	$(22,632)	$(105,656)	$(384,785)	$260,420

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US. The Company is subject to income tax examination of US federal, state, and city tax returns for 2019, 2018 and 2017 tax years. The Company, to its knowledge, is not currently under examination nor has it been notified by the authorities.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

17.	INCOME TAXES (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory effective income tax rate for the three and nine months ended September 30, 2020 and 2019 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	11.0	11.0	11.0	11.0
PRC statutory income tax rate	25.0	-	25.0	-
Non-deductible/ non-taxable items	-	-	-	-

Total	57%	32%	57%	32%

18.	FINANCIAL INSTRUMENTS

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

The following table summarizes the carrying values of the Company’s financial assets and liabilities:

	September 30, 2020	December 31, 2019
Cash and cash equivalents of continuing operations	$741,693	$1,035,395
Accounts receivable, prepaid expenses and other current assets	858,723	3,127,655
Other assets of discontinued operations	-	-
Other financial liabilities(i)	3,389,246	4,147,871
Liabilities of discontinued operations	$-	$-

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

18.	FINANCIAL INSTRUMENTS (Continued)

(i)	Accounts payable, accrued expenses and other current liabilities, advance from customers, and income tax payable.

The Company classifies its fair value measurements in accordance with the three-level fair value hierarchy as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices), and

Level 3 – Inputs that are not based on observable market data.

The financial assets and liabilities carried at fair value on a recurring basis at September 30, 2020 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$741,693	$-	$-	$741,693
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations		-	-	-
Total Financial assets	$741,693	$-	$-	$741,693
Financial Liabilities
Other liabilities of continuing operations	$3,389,246	$-	$-	$3,389,247
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$3,389,246	$-	$-	$3,389,247

The financial assets and liabilities carried at fair value on a recurring basis at December 31, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$1,035,395	$-	$-	$1,035,395
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations	-	-	-	-
Total Financial Assets	$1,035,395	$-	$-	$1,035,395
Financial Liabilities
Other liabilities of continuing operations	$4,147,871	$-	$-	$4,147,871
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$4,147,871	$-	$-	$4,147,871

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

18.	FINANCIAL INSTRUMENTS (Continued)

Financial assets past due

The following table provides information regarding the aging of financial assets that are past due, but which are not impaired at September 30, 2020:

	Less than 90 days	90 days to 1 year	Over 1 year	Carrying Value
Accounts receivable, net	$-	$549,042	$-	$549,042
Other receivable	$3,968	$92,002	$-	$95,970
Total accounts receivable, net	$3,968	$641,044	$-	$645,012

The Company determines past due amounts by reference to terms agreed with individual clients. None of the net amounts outstanding have been challenged by the respective clients and the Company continues to conduct business with them on an ongoing basis and does not consider its current accounts receivable to be past due.

19.	STOCK OPTIONS

The Company did not grant any stock options during the nine months ended September 30, 2020.

The following is a summary of stock option activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2019	3,200,000	$0.89	1.44 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30, 2020	3,200,000	$2.45	3.12 years	$-

Vested and expected to vest at September 30, 2020	3,200,000	$0.89	1.08 years	$-

Exercisable at September 30, 2020	3,200,000	$0.89	1.08 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended September 30, 2020 and 2019.

The estimated fair value of these options was $0, therefore no compensation expense was booked for the periods ended September 30, 2020 and December 31, 2019.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

20.	COMMON STOCK

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

Stocks issued for business acquisition

On August 18, 2020, AEC YQL entered into a series of contractual arrangements, including Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”), with Shenzhen Zhongwei Technology Co., Ltd. (“Zhongwei”), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company (“Pledgor”), the sole shareholder of Zhongwei. Pursuant to the VIE Agreements, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Ding Xiang Shareholders, whereby the Company agreed to issue to the Ding Xiang Shareholders an aggregate of 2,640,690 shares of the Company’s common stock, par value $0.001. The transactions underlying the Share Issuance Agreement is closed in August 2020.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

21.	SERIES B PREFERRED STOCK

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

22.	BUSINESS ACQUISITION

On July 10, 2018, the Company entered into the Purchase Agreement with the 100% owner of AIFI which closed on the same date.

Pursuant to the Purchase Agreement, on July 10, 2018, the Company issued the Consideration Shares to the Seller, for a purchase price of $0.48 per share, in exchange for a 51% equity ownership of AIFI. Pursuant to ASC 805, the Company recognized a gain of $13,200 on the effective date of July 10, 2018.

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

On August 18, 2020, the Company entered into a series of contractual arrangements, including an Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”), with Shenzhen Zhongwei Technology Co., Ltd. (“Zhongwei”), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company (“Pledgor”), the sole shareholder of Zhongwei. Pursuant to the VIE Agreements, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Ding Xiang Shareholders, whereby the Company agreed to issue to the Ding Xiang Shareholders an aggregate of 2,640,690 shares at $0.1 per share for total $264,070 of the Company’s common stock, par value $0.001.

The Acquisition has been accounted for as a business combination, under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their fair values as of the Acquisition Date. As of the Acquisition Date, goodwill is measured as the excess of consideration transferred, which is also generally measured at fair value of the net acquisition date fair values of the assets acquired and liabilities assumed. Based upon the purchase price allocations, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the Acquisition Date:

Cash	$94,425
Accounts receivable, net	-
R&D (software development in progress)	25,428
Other current assets	812
Property and equipment	3,684
Total assets acquired on the book value	$124,349

Other payables	$(4)
Total liabilities assumed	(4)
Net assets acquired on the book value	124,345
Goodwill	139,725
Total purchase price	$264,070

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

23.	COMMITMENTS & CONTINGENCY

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

24.	GOING CONCERN

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

25.	SUBSEQUENT EVENT

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

On August 18, 2020, AEC YQL entered into a series of contractual arrangements, including an Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”), with Shenzhen Zhongwei Technology Co., Ltd. (“Zhongwei”), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company (“Pledgor”), the sole shareholder of Zhongwei controlled by Dewei Li and Bin Liu (the “Zhongwei Ultimate Shareholders”). Pursuant to the VIE Agreements, AEC YQL gained control over Zhongwei. Zhongwei is involved in, among other things, e-commerce, and the Company plans to leverage Zhongwei’s current e-commerce platform, and to engage in business such as online education e-commerce. In consideration for entering into the transactions contemplated by the VIE Agreements, on August 18, 2020, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Zhongwei Ultimate Shareholders, whereby the Company agreed to issue to the Zhongwei Ultimate Shareholders an aggregate of 2,640,690 shares of the Company’s common stock, par value $0.001. The transactions underlying the Share Issuance Agreement is closed in August 2020.

As of the date of this report, the corporate structure of the Company is illustrated as follows:

American Education Center, Inc.
("AEC Nevada")
100%
100%
American Education Center, Inc.
("AEC New York")
AEC Management Ltd.
("AEC BVI")
51%
100%
American Institute of Financial Intelligence, LLC
("AIFI")
AEC Southern Management Limited
("AEC Southern HK")
100%
Qianhai Meijiao Education Consulting Management Co., Ltd.
("AEC Southern Shenzhen")
100%
Yiqilai (Shenzhen) Consulting Management Co., Ltd.
("AEC YQL")
VIE
Shenzhen Zhongwei Technology Co., Ltd.
("Zhongwei")

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

Headquartered in New York with operations in the PRC, the Company, during the quarter ended September 30, 2020 operated, and currently operates in two market segments:

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

Our Language Training service is based on the existing ESL training platform which provides language training for standard test preparation and is designed to help improve student’s English listening, speaking, reading, and writing skills. Student customers will be able to take these training courses online when our ESL online training platform goes live, which we expect to take place in the first quarter of 2021.

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

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The pandemic has forced governments around the world to take drastic measures to halt the outbreak, resulting in quarantines, stay-at-home requirements, travel restrictions, temporary change of immigration policies and temporary closure of businesses and facilities in China, the U.S., and throughout the world. A substantial part of the Company’s revenue and workforce are concentrated in China and in the U.S. Additionally, all of our four lines of business rely upon the ability to travel and the level of interest of our customers and prospective customers to study, work and reside overseas, which has been significantly affected by the pandemic. Consequently, we saw a significant decrease in requests for our services, which has materially adversely affected the Company’s business operations and its financial condition and operating results for the nine months ended September 30, 2020, and these negative impacts will likely continue through the rest of the fiscal year 2020.

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

As part of the process of preparing our unaudited consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of September 30, 2020, the Company does not have a liability for any unrecognized tax benefits.

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

The Three Months Ended September 30, 2020, as Compared to the Three Months Ended September 30, 2019

	For the three months ended September 30,
	2020		2019	Variance	%
Key revenue streams:
Placement Advisory Services	$865		$432,371	$(431,506)	(100)%
Career Advisory Services	-		731,610	(731,610)	(100)
Student & Family Advisory	-		400,700	(400,700)	(100)
Other Advisory	-		-	-	-%
Total revenues	$865		$1,564,681	$(1,563,816)	(100)%
Gross Profit	$(749)		$684,292	$(685,041)	(100)%
Gross Margin	NM	%	44%

Revenue

●

Total revenues for the three months ended September 30, 2020, were $865, representing a decrease of $1,563,816, or 100% from $1,564,681 for the same period in 2019. The decrease was mainly due to the recent outbreak of the COVID-19 pandemic around the globe, which negatively impacted our services to current customers who were getting ready to study or work in the U.S., besides the seasonality factors related to the high school/college admission process. The outbreak of COVID-19 in China since January 2020, coupled with travels bans from China to the US prevented students from China from entering the U.S. and paused applications from prospective students from China to U.S. educational institutions. These factors adversely impacted the financial performance of the Company.

Total revenues for the three months ended September 30, 2020 were all generated by the operations of AEC BVI, which deliver customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

●

Revenues for the three months ended September 30, 2020, from our placement advisory services decreased by $431,506 from $432,371 for the same period in 2019. The decrease in our placement advisory services was due to the decrease in service requests. For the three months ended September 30, 2020, no revenues from our career advisory services and student & family advisory services were generated, primarily due to the decreased request from negative impact of the COVID-19..

We expect the impact of COVID-19 on our business, especially on school application and career advisory services, will last until the end of this year, due to restrictions on domestic and international travels, delay of the spring semester and cancellation of overseas exams, as well as difficulty to obtain valid visas. We will continually monitor the development of the epidemic as well as the impact on our operations and financial performance and actively adjust our operational strategies and make efforts on cost control and reducing expenditures. We will also strive to expand our target market and provide support of online study to our customers.

●	In addition, the Chinese government offers incentives and benefits though its Talents Policy to Chinese students who return to China to work and live there. This Talents Policy has encouraged many of our clients who recently graduated or are about to graduate to go back to China, instead of staying in the U.S., which resulted in less service requests for our placement advisory and student & family advisory services. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and increasing our mergers and acquisitions efforts by focusing on researching, identifying prospective targets, negotiating and executing on this strategy.

Gross Profit & Gross Margin

●	Our gross profit for the three months ended September 30, 2020 decreased by $685,041 from $684,292 for the three months ended September 30, 2019. The decrease can be attributed mainly to a decline in service request as the travel restrictions imposed as a result of COVID-19 had led to fewer student customers requesting our services.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the three months ended September 30,
	2020	2019	Variance	%
Operating expenses
Selling and marketing	$4	$116,008	$(116,004)	(100)%
Research and development expenses	37,454	-	37,454	100
General and administrative	1,394,113	953,872	440,241	46%
Total operating expenses	$1,431,571	$1,069,880	$361,691	34%
Income tax benefit	$(22,632)	$(105,656)	$83,024	NM %
Net (loss) from continuing operations including non-controlling interest	$(1,170,151)	$(279,925)	$(890,226)	NM %

Operating Expenses

●	Total operating expenses increased by $361,691 or 34% as compared to the three months ended September 30, 2019. The increase mainly represents the net effect of the decrease of the marketing expense and professional fee, and the increase of the uncollectable account receivables and office expense.

Income Tax Benefit

●	Income tax benefit of $22,632 for the three months ended September 30, 2020 represents the net effect of the tax payable and net losses for the periods presented.

Net Loss

●	Net loss from continuing operations including non-controlling interest was $1,170,151 for the three months ended September 30, 2020, as compared to the net loss of $279,925 for the three months ended September 30, 2019, which representing the net effect of the increased operation expenses and decreased revenue.

The Nine Months Ended September 30, 2020, as Compared to the Nine Months Ended September 30, 2019

	For the nine months ended September 30,
	2020	2019	Variance	%
Key revenue streams:
Placement Advisory Services	$42,349	$1,264,887	$(1,222,538)	(97)%
Career Advisory Services	234,191	2,548,885	(2,314,694)	(91)
Student & Family Advisory	-	887,700	(887,700)	(100)
Other Advisory	507	3,000	(2,493)	(83)%
Total revenues	$277,047	$4,704,472	$(4,424,931)	(94)%
Gross Profit	$109,379	$2,055,396	$(1,946,017)	(95)%
Gross Margin	39%	44%

Revenue

●

Total revenues for the nine months ended September 30, 2020, were $277,047, representing a decrease of $4,424,931, or 94% from $4,704,472 for the same period in 2019. The decrease was mainly due to the recent outbreak of the COVID-19 pandemic around the globe, which negatively impacted our services to current customers who were getting ready to study or work in the U.S., besides the seasonality factors related to the high school/college admission process. The outbreak of COVID-19 in China since January 2020, coupled with travels bans from China to the US prevented students from China from entering the U.S. and paused applications from prospective students from China to U.S. educational institutions. These factors adversely impacted the financial performance of the Company.

Total revenues for the nine months ended September 30, 2020 were generated by the operations of AEC New York and AEC BVI, which deliver customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

●

Revenues for the nine months ended September 30, 2020, from our placement advisory services decreased by $1,222,538 from $1,264,887 for the same period in 2019. The decrease in our placement advisory services was due to the decrease in service requests. Revenues for our career advisory services decreased by $2,314,694, or 91% from $2,548,885 for the same period in 2019, primarily due to the decreased request from negative impact of the COVID-19. No revenue from our student & family advisory services was generated for the nine months ended September 30, 2020, compared to $887,700 for the same period in 2019. Revenues from other advisory services decreased by $2,493 from $3,000 for the same period in 2019, due to the service request from customers.

We expect the impact of COVID-19 on our business, especially on school application and career advisory services, will last until the end of this year, due to restrictions on domestic and international travels, delay of the spring semester and cancellation of overseas exams, as well as difficulty to obtain valid visas. We will continually monitor the development of the epidemic as well as the impact on our operations and financial performance and actively adjust our operational strategies and make efforts on cost control and reducing expenditures. We will also strive to expand our target market and to start providing online courses to our customers.

●	In addition, the Chinese government offers incentives and benefits though its Talents Policy to Chinese students who return to China to work and live there. This Talents Policy has encouraged many of our clients who recently graduated or are about to graduate to go back to China, instead of staying in the U.S., which resulted in less service requests for our placement advisory and student & family advisory services. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and accelerating our mergers and acquisitions efforts.

Gross Profit & Gross Margin

●	Our gross profit for the nine months ended September 30, 2020 was $109,379, representing a decrease of $1,946,017 from $2,055,396 for the nine months ended September 30, 2019. The decrease can be attributed mainly to a decline in service request as the travel restrictions imposed as a result of COVID-19 had led to fewer student customers requesting our services.

●	Our gross margin was approximately 39% for the nine months ended September 30, 2020, compared to approximately 44% for the same period in 2019.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the nine months ended September 30,
	2020	2019	Variance	%
Operating expenses
Selling and marketing	$74,119	$317,257	$(243,138)	(77)%
Research and development expenses	37,454	-	37,454	100
General and administrative	2,819,229	2,405,750	413,479	17
Total operating expenses	$2,930,802	$2,723,007	$207,795	8%
Income tax benefit	$(384,785)	$260,420	$(645,205)	NM	%
Net (loss) from continuing operations including noncontrolling interest	$(2,196,784)	$(926,727)	$(1,270,057)	NM	%

Operating Expenses

●	Total operating expenses increased by $207,795 or 8% as compared to the nine months ended September 30, 2019. The decrease mainly represents the net effect of the decrease of the marketing expense and professional fee, and the increase of the uncollectable account receivables and office expense.

Income Tax Benefit

●	Income tax benefit of $384,785 for the nine months ended September 30, 2020 represents the net effect of the tax payable and net losses for the periods presented.

Net Loss

●	Net loss from continuing operations including non-controlling interest was $2,196,784 for the nine months ended September 30, 2020, as compared to the net loss of $926,727 for the nine months ended September 30, 2019, which representing the net effect of the increased operation expenses and decreased revenue.

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

Cash Flows and Working Capital

As of September 30, 2020, we had cash of $ 741,693, a decrease of $293,702 from $1,035,395 as of December 31, 2019 for continuing operations. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Nine Months ended September 30,
	2020	2019	Variance	%
Net cash used in operating activities
Net cash used in continuing operating activities	$(814,673)	$(1,543,744)	$729,071	NM	%
Net cash used in by discontinued operating activities	-	-	-	NM
Net cash used in operating activities	$(814,673)	$(1,543,744)	$729,071	NM	%

Net cash (used in) provided by investing activities
Net cash (used in) provided by continuing investing activities	$97,785	$(5,361)	$103,146	NM	%
Net cash (used in) provided by discontinued investing activities	-	-	-	NM
Net cash (used in) provided by investing activities	$97,785	$(5,361)	103,146	NM	%

Net cash (used in) provided by financing activities
Net cash (used in) provided by continuing financing activities	$432,722	$547,286	$(114,564)	(21)%
Net cash (used in) provided by discontinued financing activities	-	-	-	NM
Net cash (used in) provided by financing activities	$432,722	$547,286	(114,564)	(21)%

Effect of exchange rates changes on cash	(9,536)	6,759	(16,295)	NM
Net change in cash	$(293,702)	$(995,060)	$701,358	NM	%

Cash Flow from Operating Activities

●	Net cash used in continuing operating activities for the nine months ended September 30, 2020 was $814,673, decreased by $729,071 for the nine months ended September 30, 2019. The decrease in net cash used in operations in the nine months ended September 30, 2020 was primarily attributable to slowing down payment to our service providers and decreased operating expense.

Cash Flow from Investing Activities

●	Net cash provided by investing activities for the nine months ended September 30, 2020 was $97,785 for stock issuance of VIE Zhongwei. Net cash flow from investing activities for nine months ended September 30, 2019. Was $5,361 for fixed assets purchased by AEC Southern Shenzhen.

Cash Flow from Financing Activities

●	Net cash provided by financing activities for the nine months ended September 30, 2020, was $432,722, a decrease of $114,564, for the nine months ended September 30, 2019. The decrease in net cash flow provided by financing activities was primarily attributable to the net effect of repayment of short-term loan and proceeds from loans.

●	The Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Zhongwei Ultimate Shareholders, whereby the Company agreed to issue to the Zhongwei Ultimate Shareholders an aggregate of 2,640,690 shares of the Company’s common stock, par value $0.001 on August 18, 2020 in consideration for entering into the transactions contemplated by the VIE Agreements to gain control over Zhongwei‘ assets.

●

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On May 4, 2020, Company was informed by its lender, Bank of America, N.A (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. Per the terms of the PPP Loan, the Company received total proceeds of $77,588 from the Bank. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act.

The PPP Loan forgiveness amount will be reduced for any EIDL advance that the Company receives. The amount of loan forgiveness will be further reduced if the borrower terminates employees or reduces salaries during the twenty-four-week period following the loan’s origination. The Company currently believes that its use of the loan proceeds met the conditions for forgiveness of the loan.

On April 24, 2020, AEC New York received an advance in the amount of $9,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. On June 1, 2020, Company received approval for a loan under the SBA’s EIDL program from SBA. Per the terms of the EIDL, the Company received total proceeds of $150,000. The EIDL Loan has a 3.75% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the EIDL Program as administered by the SBA. Company has used all the proceeds of this loan solely as working capital to alleviate economic injury caused by COVID-19 occurring in 2020.

Working Capital

The following table sets forth our working capital from continuing operations:

	September 30,	December 31,
	2020	2019	Variance	%
Total current assets from continuing operations	$1,600,416	$4,163,050	$(2,562,634)	(62)%
Total current liabilities from continuing operations	3,389,246	4,147,871	(758,625)	(18)
Working capital	$(1,788,830)	$15,179	$(1,804,009)	NM	%
Current ratio	0.47	1.00

●	As of September 30, 2020, we had a working capital deficiency of $1,788,830, a decrease of $1,804,009 from a working capital surplus of $15,179 as of December 31, 2019. The decrease in working capital represents the net effect of uncollected accounts receivable, and repayment to vendors as detailed in the Section “Cash Flow from Financing Activities” above.

●	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. We believe we have adequate working capital to fund future growth activities.

Going Concern

The independent auditors' report accompanying our September 30, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Additionally, we expect that the outbreak of COVID-19 will continue to have material and adverse impacts on our cash flow for the three months ending December 31, 2020 with potential continuing impacts on subsequent periods. As such, we expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, additional funding from a shareholder of the Company, and believe that will be sufficient to meet our anticipated needs for working capital and satisfying our estimated liquidity needs 12 months from the date of the financial statements.

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

During the three months ended September 30, 2020, we have established procedures requiring the CEO to review filing-related files before preparing the consolidated financial statements and to confirm and ensure that all significant, non-routine events and pending transactions are properly disclosed.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO has concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of September 30, 2020. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has been no unregistered sale of equity securities during the three months ended September 30, 2020 except for the following transactions.

On August 18, 2020, the Company, via AEC YQL, entered into VIE Agreements with Zhongwei and the Zhongwei Ultimate Shareholders. Pursuant to the VIE Agreements, AEC YQL gained control over Zhongwei. In consideration for entering into the transactions contemplated by the VIE Agreements, on August 18, 2020, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Zhongwei Ultimate Shareholders, whereby the Company issued to the Zhongwei Ultimate Shareholders up to an aggregate of 2,640,690 shares of the Company’s Common Stock for a par value $0.001.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
No.
3.1	Certificate of Amendment filed with the Secretary of State of the State of Nevada dated November 8, 2018 (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 19, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock, (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)
10.1	Equity Pledge Agreement dated August 18, 2020 (incorporated by reference to our Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on August 20, 2020)
10.2	Exclusive Management Consulting Agreement dated August 18, 2020 (incorporated by reference to our Form 8-K, Exhibit 10.2, filed with the Securities and Exchange Commission on August 20, 2020)
10.3	Exclusive Option Agreement dated August 18, 2020 (incorporated by reference to our Form 8-K, Exhibit 10.3, filed with the Securities and Exchange Commission on August 20, 2020)
10.4	Power of Attorney dated August 18, 2020 (incorporated by reference to our Form 8-K, Exhibit 10.4, filed with the Securities and Exchange Commission on August 20, 2020)
10.5	Share Issuance Agreement with Subscribers dated August 18, 2020 (incorporated by reference to our Form 8-K, Exhibit 10.5, filed with the Securities and Exchange Commission on August 20, 2020)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

American Education Center, Inc.

	By:	/s/ Max P. Chen
	Name:	Max P. Chen
November 16, 2020	Title:	President, Sole Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary