Form 10-K
period 2020-12-31
AMERICAN EDUCATION CENTER, INC.
filed 2021-04-15
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 333-201029

AMERICAN EDUCATION CENTER INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3941544
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1 Rockefeller Plaza, 10th floor New York, NY	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 722-2931

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2020 (the last business day of the Registrant’s most recently completed fiscal year) was $5,127,000.

As of April 15, 2021, the registrant had 56,497,113 shares of common stock issued and outstanding.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

•	our ability to deliver, market and generate sales of our advisory services;
•	our ability to develop and/or introduce new advisory services;
•	our projected revenues, profitability and other financial metrics;
•	our future financing plans;
•	our anticipated needs for working capital;
•	the anticipated trends in our industry;
•	our ability to expand our sales and marketing capability;
•	acquisitions of other companies or assets that we might undertake in the future;
•	competition existing today or that will likely arise in the future;
•	global or national health concerns, including the outbreak of epidemic or contagious diseases such as the COVID-19 epidemic; and
•	other factors discussed elsewhere herein.

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

PART I.

ITEM 1. Business

Overview

American Education Center Inc. (“AEC Nevada”) was incorporated in Nevada in May 2014 as a holding company. AEC Nevada operates through its wholly owned subsidiaries, American Education Center, Inc., incorporated in the State of New York in 1999 (“AEC New York”), and AEC Management Ltd., incorporated in the British Virgin Islands on October 23, 2018 (“AEC BVI”), and the subsidiaries of AEC BVI.

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

AEC BVI acquired AEC Southern HK and its subsidiary, AEC Southern Shenzhen, on April 22, 2019 pursuant to a share transfer agreement by and among the related parties, AEC BVI and AEC Southern UK, for a nominal consideration (the “AEC Southern HK Transfer”). Pursuant to a certain share exchange agreement dated May 1, 2019, AEC Nevada sold 100% of the equity interest in AEC Southern UK, on May 1, 2019, to three individuals, Ye Tian, Rongxia Wang and Weishou Li (the “AEC Southern UK Sale”). Thereafter, AEC Southern UK ceased to be a subsidiary of AEC Nevada. AEC Southern HK formed Yiqilai (Shenzhen) Consulting Management Co., Ltd. (“AEC YQL”) in Shenzhen, China on May 22, 2020 pursuant to PRC laws. AEC YQL is a wholly owned subsidiary of AEC Southern HK, and as of the date of this annual report, it does not have significant business activities.

AEC YQL gained control over Shenzhen Zhongwei Technology Co., Ltd. (“Zhongwei”), a PRC company from Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company, through VIE Agreements (defined hereinafter) on August 18, 2020. Zhongwei is involved in, among other things, e-commerce, and our company plans to leverage Zhongwei’s current e-commerce platform, and to engage in business such as online education e-commerce. In consideration for entering into the transactions contemplated by the VIE Agreements, on August 18, 2020, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the shareholders of Ding Xiang (Shenzhen) Investment Co., Ltd. (“Zhongwei Ultimate Shareholders”), whereby the Company agreed to issue to the Ding Xiang Shareholders an aggregate of 2,640,690 shares of the Company’s common stock, par value $0.001. The transactions underlying the Share Issuance Agreement closed in August 2020.

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

Services to our clients are provided through the Company’s principal executive office in New York, NY and AEC Southern Shenzhen’s office in Shenzhen, which is shared with Zhongwei, China.

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

Our total revenues for the fiscal years ended December 31, 2020 and 2019 were $ 342,499 and $5,308,412, respectively. For the fiscal year ended December 31, 2019, a vast majority of the revenue was from student advisory services in the U.S., delivered by AEC New York, which accounted for approximately 97.7% of our total revenue. Similarly, for the fiscal year ended December 31, 2020, revenue from student advisory services in the U.S., delivered by AEC New York, accounted for approximately 69.2% of our total revenue. Our strategy is to continue to strengthen localized services provision for students in the U.S. and continue to expand the U.S. market. We have already formulated and are in the process of implementing this multi-stage growth plan by marketing on various media platforms. Based in Shenzhen, we are also promoting localized services for Chinese students through various social media. For the U.S. market, besides the previous plans, we are continually monitoring the development of the COVID-19 epidemic as well as the impact on our operations and financial performance and actively adjusting our operational and marketing strategies. For the China market, we have been expanding our services in China through the platform of Zhongwei ever since we gained control power over Zhongwei through variable interest entity arrangement. As of the date of this report, the Zhongwei platform is still in trial operation stage. For detailed information on marketing strategies and growth plans targeting to grow our advisory services in the U.S., please refer to the section entitled “Item 1. Business—Our Marketing Strategies” and “Item 1. Business—Our Growth Strategy.”

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

On August 18, 2020, AEC YQL entered into a series of contractual arrangements, including an Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”), with Shenzhen Zhongwei Technology Co., Ltd. (“Zhongwei”), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company (“Pledgor”), the sole shareholder of Zhongwei controlled by Dewei Li and Bin Liu (the “Zhongwei Ultimate Shareholders”). Pursuant to the VIE Agreements, AEC YQL gained control over Zhongwei. Zhongwei is involved in, among other things, e-commerce, and the Company plans to leverage Zhongwei’s current e-commerce platform, and to engage in business such as online education e-commerce. In consideration for entering into the transactions contemplated by the VIE Agreements, on August 18, 2020, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Zhongwei Ultimate Shareholders, whereby the Company agreed to issue to the Zhongwei Ultimate Shareholders an aggregate of 2,640,690 shares of the Company’s common stock, par value $0.001. The transactions underlying the Share Issuance Agreement closed in August 2020.

Corporate Structure

The corporate structure of the Company as of the date of this quarterly report is illustrated as follows:

 The address of our principal executive offices and corporate offices is 1 Rockefeller Plaza, 10th floor, New York, NY 10020. Our telephone number is (646) 722-2931. Our website is www.aec100.com.

Our Business

Headquartered in New York with operations in China, the Company, during fiscal year ended December 31, 2020 operated, and currently operates, in two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education in the U.S. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI, through AEC Southern Shenzhen and Zhongwei, delivers customized high school and college placement and career advisory services to Chinese students intending to study in the U.S., through business referred by AEC New York. During the fiscal year ended December 31, 2020 and presently, the revenue of AEC BVI is generated by the operation of AEC Southern Shenzhen and Zhongwei.

Our Key Revenue Drivers

We have expanded our service platform to include advisory services for our student customers wishing to study and gain post-graduate work experiences in the U.S. Currently, our main advisory services include:

•	Placement Advisory Services;
•	Career Advisory Services;
•	Student & Family Advisory Services; and
•	Other Advisory Services.

All advisory services above are provided by our subsidiaries, AEC New York, AEC Southern Shenzhen and Zhongwei.

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

Our Language Training service is based on the existing ESL training platform which provides language training for standard test preparation and is designed to help improve student’s English listening, speaking, reading, and writing skills. We expect student Student customers will be able to take these training courses online when our ESL online training platform goes live in third quarter of 2021.

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

We provide placement services through AEC New York, AEC Southern Shenzhen and Zhongwei. AEC New York refers businesses to AEC Southern Shenzhen when clients in China need local support.

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

Recent Development

The COVID-19 pandemic has severely affected China and the rest of the world. In an effort to contain the spread of the COVID-19 pandemic, China and many other countries have taken precautionary measures, such as imposing travel restrictions, quarantining individuals infected with or suspected of being infected with COVID-19, encouraging or requiring people to work remotely, and canceling public activities, among others. The pandemic has resulted in quarantines, travel restrictions, and temporary closure of stores and facilities in China and other countries including the United States. These ongoing measures adversely affected our operations and financial performance in 2020.

Consequently, we expect the COVID-19 outbreak will continue to have material and adverse impacts on the Company’s business operations and its financial condition, including but not limited to material negative impact to the Company’s total revenues. Since late March 2020, due to restrictions on domestic and international travels and uncertainty of the pandemic, the company’s revenue substantially decreased approximately 90%. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time. In response to COVID-19, we have taken some measures, such as reducing our office rent.

On May 22, 2020, AEC Southern HK formed Yiqilai (Shenzhen) Consulting Management Co., Ltd. (“WOFE”) in the PRC. We intend to use WOFE as the primary entity to carry out our plan to identify and acquire an operating company in the PRC for online education e-commerce platform business. This new subsidiary is expected to expand and add to our current business and is expected to better serve our student customers.

Our Competitive Advantage

Our strength comes mainly from our understanding of the Chinese education and education-related service markets and our ability in not only anticipating areas with great market demand but also delivering quality, customized services on a consistent basis. We have a scalable business platform that is conducive to growth in earnings and profitability; and have a business model that we believe adapts well to changing market conditions. We believe that the following competitive strengths enhance our position in the markets that we are currently competing in:

•	Experienced Management. Our management team is comprised of industry experts with extensive experience in the education service industry, knowledge of the education system in the U.S. and a deep understanding of the Chinese market as well as finance executives who specializes in mergers and acquisitions, business reorganization, internal controls and risk management. We have established a corporate culture that is based on integrity, built compliance into risk management, integrated structure and discipline into our operating management and financial reporting processes, and made it a priority to deliver quality, customized services without compromising our ability to generate sustainable operating profits.

•	Proven Business Model. Our business model is to target those service areas that are driven by significant market demand and have potential for sustainable growth in the long run. As a total solutions education advisory services provider, we have been successful in meeting the market demand for quality education and career development in the U.S.

•	Scalable Business Platform. As an emerging business in the education service business, we believe we have the structure and discipline to control our operating expenses and overhead as we grow our business and strive to improve our operating profits. By keeping a relatively low headcount and optimizing the use of outsourced industry experts, we believe we have been effective in delivering quality services while maintaining healthy operating margins.

•	Customized Service Approach. Our success is built on our reputation in delivering consistent, reliable, quality, and customized advisory services. Our approach is result oriented and we customize our service based on the specific needs of our student and corporate customers. Without compromising our objective of delivering consistent growth in earnings and profitability, we take pride in the delivery of tailored advisory services to our student customers.

Our Growth Strategy

Our goal is to become a leading total solutions educational services provider for Chinese students wishing to study and gain work experiences in the U.S. Our business development plan includes, among other things, the following strategic initiatives:

•	Expand organically within existing markets and into new markets. To carry out our vision of strengthening our market position in the U.S., we are implementing a combination of on- and off-line marketing approaches to expand our student-customer base in markets we currently serve. Such approaches include the recently launched Membership Program that is designed to maximize the power of personal and commission-based referral of our services to other potential customers; and the AEC Help mobile application, a social network platform that is intended to bring students together under one roof, offering them alternative solutions to issues frequently encountered by foreign students in the U.S.

•	Our Membership Program allows third-party agents and education service providers, either individuals or entities, to sign up as members. Benefits to becoming our members include access to all programs pursuant to our student advisory services currently provided by AEC New York. Our members typically have access to clients with needs that can be met by programs provided by AEC New York. After paying a one-time, non-refundable fee of $50,000 to become a member, members can seamlessly integrate our services with their service offerings by outsourcing the specific services to us. We believe the Membership Program will allow us to broaden the reach of our brand and services without establishing additional offices in China and in the U.S.

•	Our AEC Help mobile application was developed in-house and is operated by AEC New York. It is an iOS app that users can download for free from the Apple AppStore. Users are international students who are in the U.S. or seek to study in the U.S. The app provides various academic and non-academic resources compiled by us to assist users for studying and living in the U.S. Resources available through the AEC Help app include academic resources where users can filter and search for universities based on the user’s own test scores and preferences, and non-academic resources such as unit conversions, maps, real-time exchange rates, student events, etc. Where the online resources cannot provide sufficient assistance to our users, they are able to reach a member of our staff who will connect the user with a third-party service provide directly. We believe this social media network, AEC Help, will allow us to broaden our reach to potential student customers.

•	To grow organically, we plan to expand our service offerings to existing student customers, as well as deepening our strategic relationships with top universities, top companies, and top recruitment agencies, to aggregate our resources to collectively deliver customized career advisory services. Previously, we intended to launch the Other Recruitment & Placement Services, which include our Foreign Student Recruitment services and Foreign Educator Placement services in 2019. However, due to the outbreak of COVID-19, this plan has been postponed to 2021. As of the date of this annual report, we already started implementing this plan. For detailed information on the impact of the outbreak of COVID-19, refer to “Item 1. Business—Outbreak of COVID-19.”

•	Through our Foreign Student Recruitment services, we will assist universities in China to recruit foreign students from the U.S. and other countries. We customize this service based on our relationship with universities in China and their specific recruitment goals. We believe the demand for our recruitment services is driven mainly by the lack of an established channel to attract students from the U.S. and the needs to expand and diversify the university’s student body.

•	Our Foreign Educator Placement services are designed to meet the increasing demand for experienced educators from the U.S. to teach in China. Based on our understanding of the market demand, we believe there is a significant service opportunity for us to recruit qualified U.S. educators from Pre-K-12 to college to teach in China.

•	Technology Platforms. We believe that our future success also depends, in part, on our ability to vertically integrate training courses and content delivery, specifically, complementing and integrating off-line, in person delivery with off-the-shelf, online delivery of training modules, which will increase the scalability of our operation. We are in the process of completing the development of an online ESL/language training platform for our student customers as well as an online training platform for our customer’s corporate clients in China which, when completed and launched, will allow participants to access our training courses on demand and on a 24/7 basis. Leveraging these two newly developed online training platforms, we believe we could realize significant growth in our revenues from language training as well as corporate training. Since we gained control power of Zhongwei through VIE Agreements on August 18, 2020, we have been expanding our local online services in China through the platform of Zhongwei with the legitimate certificate. Through this platform, we are attracting local small educational institutions to register in our system and sharing resources to meet local customers’ needs. As of the date of this report, this platform is still in trial operation stage.

•	Mergers and Acquisitions. We plan to grow our training and advisory business through acquisitions and intend to replicate our success by identifying potential merger and acquisition targets, especially training institutions that are successful in their respective fields or industries, to efficiently and rapidly broaden our service offering. In addition, we are performing market research to identify suitable new markets and suitable targets in the education and training industry that are potentially profitable such as trade skills training, and personal development.

•	As part of our growth strategy, we acquired AIFI in 2018. We intend to provide, through AIFI, financial education and services through its training and certification programs with the goal in building a financial education information ecosystem to cultivate people’s sound financial judgement and decision-making abilities. The AIFI programs are intended to provide extensive and important financial literacy knowledge and relevant services to the financial services industry, non-profit organizations and schools. Specific target audiences include but are not limited to industry professionals, financial literacy educators, lending industry customers, college students, and K-12 students. In the fiscal year ended December 31, 2020 and 2019, we did not generate any revenue from AIFI.

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

Source: Open Doors, IIE. Leading Places of Origin: Previous Years. Retrieved from https://opendoorsdata.org/data/international-students/all-places-of-origin/

The number of Chinese students entering the U.S. to study grew sharply in 2006, when Congress loosened restrictions on student visas from China for the first time since 2001. Accordingly, there is a large and growing number of Chinese students in the U.S. seeking a broad range of acclimation support and services, including education consulting services. We strive to become a bridge for these students with our service offerings.

According to Project Atlas, a collaborative global research initiative led by the Institute of International Education, in the academic year 2019/2020, the total number international students studying in the U.S. (in both public and private institutions) was 1,075,496, of which 372,532, or 34.6%, were Chinese nationals. For the academic year 2018/2019, the total number international students studying in the U.S. (in both public and private institutions) was 1,095,299, of which 369,548, or 33.7%, were Chinese nationals. This growth trend has been in place for several years. However, with the current political environment in Washington, DC regarding visas, as well as the effect of Covid-19 which may discourage Chinese students from pursuing study-abroad in the year of 2021, it is not known whether it will continue in the future.

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

For the year ended December 31, 2020, our largest customer, Oxbridge International Group Inc. accounted for 54.8% of our revenues.

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

Since our operations in the PRC are either delivered through our AEC New York office for education consulting services, placement services, and family support services, and through our AEC BVI and its subsidiaries, we believe we are not involved in providing services relating to the fundamental education systems of the PRC, which include a school system of pre-school education, primary education, secondary education, and higher education, a system of nine-year compulsory education and a system of education certificates. Therefore, we believe our operations in the PRC are not subject to the PRC Private Education Laws. If our operations are found to be subject to, and/or in violation of any of these laws, regulations, rules, or policies or any other law or governmental regulation to which we or our customers are or will be subject, or if interpretations of the foregoing changes, we and our PRC subsidiaries may be subject to civil and criminal penalties, damages, fines, and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions.

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

Properties/Facilities

Our principal executive office is located at 1 Rockefeller Plaza, 10th floor, New York, NY 10020(the “Headquarters”). We entered into a lease agreement for the Headquarters with an unrelated third-party landlord, pursuant to which the Company pays a monthly rent of $273. The lease will expire on August 31, 2022.

We terminated the lease located at 2 Wall Street in August 2020 due to the pandemic. Our office is currently located at 1 Rockefeller Plaza, 10th, New York 10020.

AEC Southern Shenzhen entered into a new lease in the fiscal year ended December 31, 2019, pursuant to which it leases office space from an unrelated third party on a month to month basis with a monthly rental cost of RMB52,456 (approximately US$8,497). The lease will expire on April 30, 2024. Zhongwei currently shares the same office as AEC Southern Shenzhen.

We believe our facilities are sufficient for our business operations.

Employees

As of the filing date hereof, the Company has 21 full and part-time employees inclusive of outsourced consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We receive a significant portion of our revenue in each fiscal period from a relatively limited number of customers, and that trend is likely to continue. Sales to our major customers (that individually accounted for more than 10% of our gross revenues) accounted for approximately 54.8% and 50.3% of our total revenue for the year ended December 31, 2020 and 2019. The loss of one or more of these major customers, a significant decrease in orders from one of these customers, or the inability of one or more customers to make payments to us when they are due could materially affect our revenue, business, and reputation. While none of our major customers have failed to make payments to us when they are due, we cannot guarantee that we would not experience this in the future.

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

  • regulations or actions pertaining to the provision of advisory services in China;

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

The outbreak, and threat or perceived threat of outbreak, of COVID-19 has negatively impacted the ability of our student customers and their families to travel to the U.S., which could adversely affect our business, results of operations and financial condition

The outbreak of COVID-19, first in mainland China, then in Asia and eventually throughout the world, has adversely affected, and may continue adversely affecting our business, results of operations and financial condition. Travel within China and to and from other countries, particularly the U.S., has been or may be restricted, which has impacted or inhibited travel of our student customers and/or their families. Besides the duration and intensity of disruptions resulting from the COVID-19 outbreak remain uncertain, student customers seeking to enroll in U.S. educational institutions may choose to remain in China other than study-abroad. The foregoing may result in reduced demand for our main advisory services, and accordingly, adversely affect our business, results of operations and financial condition. We anticipate that this effect is likely to continue in 2021.

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

If the PRC government deems that the VIE Arrangements do not comply with PRC regulatory restrictions on foreign investment in the relevant industries, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

We operate Zhongwei through VIE Agreements. As a result of these VIE Agreements, under generally accepted accounting principles in the United States (“U.S. GAAP”), the assets and liabilities of Zhongwei are treated as our assets and liabilities and the results of operations of Zhongwei are treated in all aspects as if they were the results of our operations.

Based on its understandings of the relevant PRC laws and regulations, (i) the ownership structures of Zhongwei in China are not in violation of applicable PRC laws and regulations currently in effect; and (ii) each of the VIE agreements are legal, valid, binding, and enforceable in accordance with its terms and applicable PRC laws. However, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. Accordingly, the PRC regulatory authorities may ultimately take a view contrary to ours. It is uncertain whether any new PRC laws or regulations relating to VIE structures will be adopted or, if adopted, what they would provide.

If our corporate structure and the VIE Arrangements are determined as illegal or invalid by the PRC court, arbitral tribunal, or regulatory authorities, we may lose control of our VIE and have to modify such structure to comply with regulatory requirements. However, there can be no assurance that we can achieve this without material disruption to our business. Further, if our corporate structure and VIE agreements are found to be in violation of any existing or future PRC laws or regulations, or we or Zhongwei fails to obtain or maintain any required permits or approvals, the relevant regulatory authorities would have broad discretion in dealing with such violations, including:

●	revoking the business and/or operating licenses of Zhongwei;

●	discontinuing or restricting the operations of Zhongwei;

●	imposing conditions or requirements with which we may not be able to comply;

●	requiring us to change our corporate structure and VIE agreements; and

●	imposing fines.

The imposition of any of these penalties may result in a material and adverse effect on our ability to conduct our business. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of Zhongwei in our consolidated financial statements, if the PRC government authorities were to find our legal structure and VIE agreements to be in violation of PRC laws and regulations. Either of these results, or any other significant penalties that might be imposed on us in this event, may have a material adverse effect on our financial condition and results of operations.

Our VIE Arrangements with Zhongwei and Zhongwei’s shareholders may not be effective in providing control over Zhongwei.

We expect to continue to rely on the VIE Arrangements to control and operate the business of Zhongwei. However, the VIE Arrangements may not be as effective in providing us with the necessary control over Zhongwei and its operations. For example, Zhongwei and the Zhongwei’s shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations in an acceptable manner or taking other actions that are detrimental to our interests. If we had direct ownership of Zhongwei, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Zhongwei, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current VIE Arrangements, we rely on the performance by Zhongwei and Zhongwei’s shareholders of their respective obligations under the contracts to exercise control over Zhongwei. Zhongwei’s shareholders may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate certain portions of our business through the VIE Arrangements with Zhongwei. If any disputes relating to these contracts remain unresolved, we will have to enforce our rights under these contracts through the operations of PRC law and arbitration, litigation, and other legal proceedings and therefore will be subject to uncertainties in the PRC legal system. Therefore, our VIE Arrangements with Zhongwei and Zhongwei’s shareholders may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

Our VIE Arrangements are governed by the laws of the PRC and we may have difficulty in enforcing any rights we may have under these contractual arrangements.

As our VIE Arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. Disputes arising from the VIE Arrangements will be resolved through arbitration in the PRC, although these disputes do not include claims arising under the United States federal securities law and thus do not prevent you from pursuing claims under the United States federal securities law. The legal environment in the PRC is not as developed as in the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements, through arbitration, litigation, and other legal proceedings remain in the PRC, which could limit our ability to enforce these contractual arrangements and exert effective control over Zhongwei. Furthermore, these contracts may not be enforceable in the PRC if the PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Zhongwei, and our ability to conduct our business may be materially and adversely affected.

We may not be able to consolidate the financial results of Zhongwei or such consolidation could materially and adversely affect our operating results and financial condition.

Our business is expected to be conducted through Zhongwei, which currently is considered for accounting purposes as a VIE, and we are considered the primary beneficiary, enabling us to consolidate the financial results of Zhongwei in our consolidated financial statements. In the event that in the future Zhongwei would no longer meet the definition of a VIE, or we are deemed not to be the primary beneficiary, we would not be able to consolidate line by line its financial results in our consolidated financial statements for PRC purposes. Also, if in the future an affiliate company becomes a VIE and we become the primary beneficiary, we would be required to consolidate that entity’s financial results in our consolidated financial statements for PRC purposes. If such entity’s financial results were negative, this could have a corresponding negative impact on our operating results for PRC purposes. However, any material variations in the accounting principles, practices, and methods used in preparing financial statements for PRC purposes from the principles, practices, and methods generally accepted in the United States and in the SEC accounting regulations must be discussed, quantified, and reconciled in financial statements for the United States and SEC purposes.

The VIE Arrangements may result in adverse tax consequences.

PRC laws and regulations emphasize the requirement of an arm’s length basis for transfer pricing arrangements between related parties. The laws and regulations also require enterprises with related party transactions to prepare transfer pricing documentation to demonstrate the basis for determining pricing, the computation methodology, and detailed explanations. Related party arrangements and transactions may be subject to challenge or tax inspection by the PRC tax authorizes.

Zhongwei’s shareholders have potential conflicts of interest with our company which may adversely affect our business and financial condition.

Zhongwei’s shareholders may have potential conflicts of interest with us. These shareholders may not act in the best interest of our Company or may breach, or cause Zhongwei to breach the existing contractual arrangements we have with them and Zhongwei, which would have a material and adverse effect on our ability to effectively control Zhongwei and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Zhongwei to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our Company. If we cannot resolve any conflicts of interest or disputes between us and those shareholders, we would have to rely on legal proceedings, which may materially disrupt our business. There is also substantial uncertainty as to the outcome of any such legal proceeding.

We rely on the approvals, certificates, and business licenses held by Zhongwei and any deterioration of the relationship between AEC BVI could materially and adversely affect our overall business operations.

Pursuant to the VIE Arrangements, certain of our business in the PRC will be undertaken on the basis of the approvals, certificates, business licenses, and other requisite licenses held by Zhongwei. There is no assurance that Zhongwei will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with Zhongwei is governed by the VIE Arrangements, which are intended to provide us, through our ownership of AEC BVI, with effective control over the business operations of Zhongwei. However, the VIE Arrangements may not be effective in providing control over the applications for and maintenance of the licenses required for our business operations. Zhongwei could violate the VIE Arrangements, go bankrupt, suffer from difficulties in its business, or otherwise become unable to perform its obligations under the VIE Arrangements and, as a result, our operations, reputation, business, and stock price could be severely harmed.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 1 Rockefeller Plaza, 10th floor, New York, NY 10020 (the “Headquarters”). We entered into a lease agreement for the Headquarters with an unrelated third-party landlord pursuant to which the Company pays a monthly rent of $273. The lease will expire on August 31, 2022.

We terminated the lease located at 2 Wall Street in August 2020 due to the pandemic. Our office is currently located at 1 Rockefeller Plaza, 10th, New York 10020.

AEC Southern Shenzhen entered into a new lease in the fiscal year ended December 31, 2019 pursuant to which it leases office space from an unrelated third party on a month to month basis with a monthly rental cost of RMB52,456 (approximately US$8,497). The lease will expire on April 30, 2024. Zhongwei currently shares the same office as AEC Southern Shenzhen.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “AMCT” and has very limited trading. The closing price for our Common Stock on the OTCQB on April 14, 2021, was $0.07 per share.

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

The following table shows the high and low bid prices of our common shares on the OTQB for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Low Price	Low Price	High Price
First Quarter 2021	$0.18	$0.21
Fourth Quarter 2020	$0.16	$0.17
Third Quarter 2020	$0.16	$0.16
Second Quarter 2020	$0.15	$0.18
First Quarter 2020	$0.15	$0.49
Fourth Quarter 2019	$0.21	$0.75
Third Quarter 2019	$0.33	$0.58
Second Quarter 2019	$0.24	$0.70
First Quarter 2019	$0.31	$0.68

There is no “public market” for shares of common stock of the Company. Although the Company’s shares are quoted on the OTCQB marketplace, there has been almost no transaction taken place in the previous years. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

Stockholders of Record

As of April 15, 2021, we have 109 record holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

As of April 15, 2021, we have two record holders of our Series B Convertible Preferred Stock and no record holder of our Series A Preferred Stock.

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

Options, Warrants, Convertible Securities

Currently, we do not have any warrants, options or convertible securities outstanding other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year 2020 and current reports on Form 8-K.

Dividends

We have not declared any cash dividends on our Common Stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2020, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year 2020 and current affair reports on Form 8-K.

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

Having delivered customized ESL training, college and business consulting, and career advisory services to Chinese students and families since 1999, we are one of the most experienced and recognizable holistic solutions providers of education advisory services in the U.S. Through AEC Southern Shenzhen, in fiscal year ended December 31, 2020, we delivered customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. through referred by AEC New York. Through Zhongwei in fiscal year ended December 31, 2020, we delivered customized high school and college placement and career advisory services through platform for local customers.

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

•	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education and working experience in the U.S. It delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

•	AEC Southern Shenzhen and Zhongwei deliver customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S.

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

The Company has assessed all newly issued accounting pronouncements released during the year ended December 31, 2020 and through the date of this filing and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Annual Report on Form 10-K. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections starting on page 14 of this Annual Report on Form 10-K.

Year Ended December 31, 2020, as Compared to Year Ended December 31, 2019

	For year ended December 31,
	2020	2019	Variance	%
Key revenue streams:
Placement Advisory Services	$105,380	$1,264,107	$(1,158,727)	(92)%
Career Advisory Services	236,612	3,153,605	(2,916,993)	(92)
Student & Family Advisory Services	-	887,700	(887,700)	(100)
Other Advisory Services	507	3,000	(2,493)	(83)
Total revenues	$342,499	$5,308,412	$(4,965,913)	(94)%
Gross Profit	$174,744	$2,213,944	$(2,039,200)	(92)%
Gross Margin	51%	42%

Revenues

•

Total revenues for the year ended December 31, 2020, were $342,499, representing a decrease of $4,965,913 from $5,308,412 for the same period in 2019. The decrease was mainly due to the recent outbreak of the COVID-19 pandemic around the globe, which negatively impacted our services to current customers who were getting ready to study or work in the U.S., besides the seasonality factors related to the high school/college admission process. The outbreak of COVID-19 in China since January 2020, coupled with travels bans from China to the US prevented students from China from entering the U.S. and paused applications from prospective students from China to U.S. educational institutions. These factors adversely impacted the financial performance of the Company.

Total revenues for the year ended December 31, 2020 were all generated by the operations of AEC BVI, which deliver customized high school and college placement and career advisory services to Chinese students seeking to study in the U.S.

•

Revenues for the year ended December 31, 2020, from our placement advisory services decreased by $1,158,727 from $1,264,107 for the same period in 2019. The decrease in our placement advisory services was due to the decrease in service requests. For the year ended December 31, 2020, revenues from our career advisory services and student & family advisory services reduced substantially, primarily due to the decreased request from negative impact of the COVID-19.

We expect the impact of COVID-19 on our business, especially on school application and career advisory services, will continue in 2021, due to restrictions on domestic and international travels, delay of the spring semester and cancellation of overseas exams, as well as difficulty to obtain valid visas. We will continually monitor the development of the epidemic as well as the impact on our operations and financial performance and actively adjust our operational strategies and make efforts on cost control and reducing expenditures. We will also strive to expand our market in China and provide support of online study to our customers because the high expectation that the demand for the educational services will still keep increasing due to the continued population growth in China as well as the increasing disposable income thanks to the increasing level of urbanization.

•	In addition, the Chinese government offers incentives and benefits though its Talents Policy to Chinese students who return to China to work and live there. This Talents Policy has encouraged many of our clients who recently graduated or are about to graduate to go back to China, instead of staying in the U.S., which resulted in less service requests for our placement advisory and student & family advisory services. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and increasing our mergers and acquisitions efforts by focusing on researching, identifying prospective targets, negotiating and executing on this strategy.

Gross Profit & Gross Margin

•	Our gross profit for the year ended December 31, 2020, was $174,744, representing a decrease of $2,039,200 from $2,213,944 the year ended December 31, 2019. The decrease can be attributed mainly to a decline in total revenue due to the decrease of services request while we have been improving efficiency, and efficient work with our vendors, which has been an intentional effort since 2017.

•	Our gross margin was approximately 51% in 2020, as compared to approximately 42% in 2019.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the year ended December 31,
	2020	2019	Variance	%
Operating expenses
Sales and marketing	$74,321	$317,248	$(242,927)	(77)%
Research and development expenses	26,570	-	26,570	100
General and administrative	3,520,076	3,763,455	(243,379)	(6)
Total operating expenses	$3,620,967	$4,080,703	$(459,736)	(11)%
Income taxes benefit	$(446,824)	$(31,472)	$(415,352)	NM
Net (loss) from continuing operations including noncontrolling interest	$(2,759,545)	$(1,832,867)	$(926,678)	NM %

Operating Expenses

•	Total operating expenses decreased by $459,736 or 11% as compared to the year ended December 31, 2019. The decrease mainly represents the net effect of the decrease of the operational office expenses, and the increase of the professional fee and marketing expense.

Income Tax Benefit

•	Income tax expense of $446,824 for the year ended December 31, 2019 represents the net effect of tax payable reversal and net loss for the period.

Net Loss

•	The net loss of $2,759,545 for the year ended December 31, 2019 was due mainly to the decrease in revenue.

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

Cash Flows and Working Capital

As of December 31, 2020, we had cash of $ 911,658, a decrease of $123,737 from $1,035,395 as of December 31, 2019. We have financed our operations primarily through cash flow from operating and financing activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Year Ended December 31,
	2020	2019	Variance	%
Net cash used in operating activities
Net cash used in continuing operating activities	$(877,658)	$(1,600,034)	$722,376	NM	%
Net cash used in by discontinued operating activities	-	-	-	NM
Net cash used in operating activities	$(877,658)	$(1,600,034)	$722,376	NM	%

Net cash used in investing activities
Net cash used in continuing investing activities	$97,219	$(7,011)	$104,230	NM	%
Net cash used in discontinued investing activities	-	-	-	NM
Net cash used in investing activities	$97,219	$(7,011)	$104,230	NM	%

Net cash provided by financing activities
Net cash provided by continuing financing activities	$674,611	$655,024	$19,587	3%
Net cash provided by discontinued financing activities	-	-	-	NM
Net cash provided by financing activities	$674,611	655,024	19,587	3%

Effect of exchange rates changes on cash	(17,909)	2,283	(20,192)	NM
Net change in cash	$(123,737)	$(949,738)	$826,001	NM	%

Cash Flow from Operating Activities

•	Net cash used in operating activities for the year ended December 31, 2020, was $877,658, compared to net cash used in operating activities of $1,600,034 for the year ended December 31, 2019.

•	These changes are primarily attributable to the combination of the following: seasonality, where a significant portion of our clients engage our services in the fourth quarter of the fiscal year.

Cash Flow from Investing Activities

•	Net cash provided by investing activities for the year ended December 31, 2020 was $97,219 from acquisition of new business and net cash used investing activities was $7,011 during the year ended December 31, 2019.

Cash Flow in Financing Activities

•

Net cash provided by financing activities for the year ended December 31, 2020 was $674,611 and cash flow from financing activities during the year ended December 31, 2019 was $655,024. The decrease represents the net effect of the repayment of the short-term loan, the receipts of the short-term loans from stockholder of $536,457 and the fund from SBA due to the outbreak of pandemic.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On May 4, 2020, Company was informed by its lender, Bank of America, N.A (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. Per the terms of the PPP Loan, the Company received total proceeds of $77,588 from the Bank. In accordance with the requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan Forgiveness has been applied. As of the date of this report, such application is still pending for approval.

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

Working Capital

The following table sets forth our working capital.

	Year ended December 31,
	2020	2019	Variance	%
Total current assets	$1,266,151	$4,163,050	$(2,896,899)	(70)%
Total current liabilities	3,579,624	4,147,871	(568,247)	(14)
Working capital	$(2,313,473)	$15,179	$(2,328,652)	NM %
Current ratio	0.35	1.00

•	As of December 31, 2020, we had working capital deficiency of $2,313,473, a decrease of $2,328,652 from a working capital surplus of $15,179 as of December 31, 2019. The decrease in working capital surplus was attributable mainly to uncollectible accounts receivable from AEC New York. Because some of our client companies were suffered from the outbreak of the pandemic, we’ll continue tracking and keeping in touch with them.

•	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our operations by establishing additional representative offices in our major market, the PRC, increasing our marketing efforts and hiring more personnel to support our growing operations. We believe we have adequate working capital to fund future growth activities.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

•	We experience seasonality in business with students as customers, specifically our placement advisory, career advisory and student and family services, all related to business of AEC New York. The seasonality reflects the general trend of the industry of admissions and education related services, corresponding to the predominantly fall semester start dates of educational institutions admissions. Our services are higher in the fourth and first quarters of our fiscal year than the other two quarters, reflecting the engagement for services of educational institutions admissions predominantly occurring in the fourth quarter and first quarter of a calendar year, and other consulting services corresponding to the beginning of academic year, i.e. the fall semester.

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no other subsequent event or transactions have occurred that required recognition or disclosure in our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2020, and the notes thereto are set forth on page F-1 through F-31 of this Annual Report.

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

During the year ended December 31, 2020, procedures have been established to ensure that all significant, non-routine events and pending transactions must be evaluated by our CEO for disclosures in our consolidated financial statements and public filings.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual Report on Form 10-K. Based on this evaluation, our CEO has concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of December 31, 2020. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

Based on this evaluation, our CEO has concluded that as of December 31, 2020, our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. We have identified the following deficiencies, we have limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Additionally, we have inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes in our accounting system, partly as a result of our limited size and accounting staff. We have taken steps to remediate these issues and expect to have improved controls and documentation in place by December 31, 2020.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)	Position Since
Max P. Chen	66	President, Chief Executive Officer, interim Chief Financial Officer, Secretary, Sole Director	May 2014

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

				Stock Option	Stock		All Other
Name and		Salary	Bonus	Awards	Awards		Compensation	Total
Principal Position	Year	($)	($)	($)	(#)		($)	($)
Max P. Chen, President, CEO and interim CFO (1)	2019	$180,000	N/A	N/A	N/A		N/A	$ N/A
	2020	$180,000	N/A	N/A	12,500,000	(2)	N/A	$192,500

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

Option Grants in Last Fiscal Year

The company did not grant any options in the fiscal year ended December 31, 2020.

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

Change of Control Compensatory Plans

As of December 31, 2020, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our capital stock, as of April 15, 2021, by: (i) each person known by us to be the beneficial owner of 5% or more of the outstanding Common Stock, Series A Preferred Stock, or Series B Preferred Stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group. As of April 15, 2021, the Company has 56,497,113 shares of Common Stock outstanding, 0 shares of Series A Preferred Stock outstanding, and 25,000,000 shares of Series B Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock or Series B Preferred Stock that such person has the right to acquire within 60 days of April 15, 2021. For purposes of computing the percentage of outstanding shares of our Common Stock or Series B Preferred Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of April 15, 2021 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 1 Rockefeller Plaza, 10th New York, NY 10020.

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

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $48,000 for student consulting services pursuant to which is expected to be fully delivered and accounted for in 2021.

The Company’s CEO has a 40% interest in Wall Street Innovation Center, Inc. (“WSIC”), a corporation incorporated in the State of New York that focuses on career and business development activities. In the course of delivering career advisory services, the Company has engaged WSIC to assist in certain career development activities. The Company prepaid WSIC $50,000 for business consulting services to be delivered and completed in 2021.

The Company borrowed $153,257 (translated from RMB1,000,000) from a shareholder of the Company during the three months ended December 31, 2020. The amounts due to this related party were $1,072,797 and $574,564 as of December 31, 2020 and 2019, respectively. The amounts are non-interest bearing, non-secure and due on demand.

The Company borrowed $76,687 (translated from RMB500,000) from a shareholder of the Company during the three months ended December 31, 2020. The amounts due to this related party were $76,687 and $0 as of December 31, 2020 and 2019, respectively. The amounts are bearing 1% annual interest rate and due on December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $65,000 and $75,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2020 and 2019.

Tax Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we engaged Wei & Wei, and were billed approximately $4,450 and $6,350, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment filed with the Secretary of State of the State of Nevada dated November 8, 2018 (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 19, 2018)*
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)*
3.3	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)*
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)*
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)*
10.1	Equity Pledge Agreement dated August 18, 2020 (incorporated by reference to our Form 8-K, Exhibit 10.1, filed with the Securities and Exchange Commission on August 20, 2020)*
10.2	Exclusive Management Consulting Agreement dated August 18, 2020 (incorporated by reference to our Form 8-K, Exhibit 10.2, filed with the Securities and Exchange Commission on August 20, 2020)*
10.3	Exclusive Option Agreement dated August 18, 2020 (incorporated by reference to our Form 8-K, Exhibit 10.3, filed with the Securities and Exchange Commission on August 20, 2020)*
10.4	Power of Attorney dated August 18, 2020 (incorporated by reference to our Form 8-K, Exhibit 10.4, filed with the Securities and Exchange Commission on August 20, 2020)*
10.5	Share Issuance Agreement with Subscribers dated August 18, 2020 (incorporated by reference to our Form 8-K, Exhibit 10.5, filed with the Securities and Exchange Commission on August 20, 2020)*
21.1	Subsidiaries **
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Previously filed.
**	Filed herewith.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 15, 2021

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of American Education Center, Inc. and Subsidiaries (the “Company”), as of December 31, 2020 and 2019, and the related consolidated statement of income, stockholders’ equity, and cash flow for each of the two-years in the period ended December 31, 2020. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flow for each of the two years ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Consolidation – Acquisition of Variable Interest Entity

As described in Note 1 and 22 to the consolidated financial statements, management consolidates a newly acquired variable interest entity. Management values both power criterion and economics criterions, and impact on the ultimate consolidation conclusion.

The principal considerations for our determination that performing procedures relating to acquisition of variable interest entity is a critical audit matter are there was significant judgment by management when assessing the likelihood of a controlling financial interest as the primary beneficiary, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the liabilities and disclosures associated with consolidation financials.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.

s/ JLKZ CPA LLP

JLKZ CPA LLP
Flushing, NY

April 15, 2021

We have served as the Company’s auditor since January 2020.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AUDITED)

	December 31,
ASSETS	2020	2019
Current assets:
Cash	$911,658	$1,035,395
Accounts receivable, net of allowance for doubtful accounts of $3,575,615 and $2,605,348 at December 31, 2020 and 2019, respectively	141,667	2,874,125
Prepaid expenses	212,826	253,530

Total current assets	1,266,151	4,163,050

Noncurrent assets:
Fixed Asset, net	7,520	6,226
Deferred income taxes	948,066	557,615
Intangible asset, net	124,046	272,226
Goodwill	139,725	-
Operating lease right-of-use asset	315,293	2,149,710
Security deposits	23,297	285,041

Total noncurrent assets	1,557,947	3,270,818

Total assets of continuing operations	2,824,098	7,433,868

Assets of discontinued operations, net	-	-

TOTAL ASSETS	$2,824,098	$7,433,868

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,321,811	$2,867,133
Taxes payable	332	60,511
Deferred revenue	101,687	215,500
Advances from clients	-	60
Short-term loan from related party	1,072,797	574,564
Short-term loan due within a year	-	98,433
Operating lease liability - current portion	82,997	331,670

Total current liabilities	3,579,624	4,147,871

Noncurrent liabilities:
Operating lease liability	248,838	2,067,504
Long-term loan	313,275	-

Total liabilities of continuing operations	4,141,737	6,215,375

Liabilities of discontinued operations	-	-

Total liabilities	4,141,737	6,215,375

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 20,000,000 shares authorized 0 shares issued and outstanding at December 31, 2020 and 2019 respectively	-	-
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized 25,000,000 and 0 shares issued and outstanding at December 31, 2020 and 2019 respectively	25,000	25,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 59,137,803 shares and 55,797,113 shares outstanding at December 31, 2020 and 2019 respectively	60,138	56,797
Additional paid-in capital	8,535,659	8,267,930
Treasury stock at cost, 1,000,000 shares at 0.66 per share	(660,000)	(660,000)
Subscription receivables	(592,305)	(592,305)
Retained earnings	(8,677,883)	(5,924,231)
Accumulated other comprehensive income	(52,335)	(4,678)
Total controlling interest	(1,361,726)	1,168,513
Noncontrolling Interest	44,087	49,980

Total stockholders' equity	(1,317,639)	1,218,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,824,098	$7,433,868

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (AUDITED)

	Year Ended December 31,
	2020	2019
Revenues	$342,499	$5,308,412
Cost of revenues	167,755	3,094,468
Gross profit	174,744	2,213,944

Operating expenses:
Selling and marketing	74,321	317,248
Research and development expenses	26,570	-
General and administrative	3,520,076	3,763,455
Total operating expenses	3,620,967	4,080,703

(Loss) from operations	(3,446,223)	(1,866,759)
Other income	239,854	2,420

(Loss) before provision for income taxes	(3,206,369)	(1,864,339)
Provision for income taxes (benefit)	(446,824)	(31,472)

Net (loss) from continuing operations including noncontrolling interest	$(2,759,545)	$(1,832,867)

Net income (loss) from discontinued operations, net of income taxes benefit	-	561,807

Net (loss) including noncontrolling interest	(2,759,545)	(1,271,060)
Less: Net (loss) attributable to noncontrolling interest	(5,893)	(5,880)
Net(loss) attributable to American Education Center	$(2,753,652)	$(1,265,180)

Net (loss) including noncontrolling interest	$(2,759,545)	$(1,271,060)
Other comprehensive (loss)
Foreign currency translation (loss) income	(47,657)	9,187
Comprehensive (loss) including noncontrolling interest	$(2,807,202)	(1,261,873)
Less: Comprehensive (loss) attributable to noncontrolling interest	(5,893)	(5,880)
Comprehensive (loss) attributable to American Education Center	$(2,801,309)	$(1,255,993)

Income (loss) earnings per common share - basic and diluted
Income (loss) from continuing operations	$(0.05)	$(0.03)
(Loss) from discontinued operations	$-	$0.01
Net income (loss) earnings per common share - basic and diluted	(0.05)	(0.02)

Weighted average shares
Outstanding, basic and diluted	57,378,121	56,729,719

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (AUDITED)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(2,759,545)	$(1,271,060)
Loss from discontinued operation, net of income taxes	-	-
Adjustments to reconcile net (loss) including noncontrolling interest to net cash
(Used in) operating activities:
Deferred tax provision (benefit)	(390,451)	(129,409)
Stock-based compensation expense	7,000	62,000
Provision for doubtful accounts	970,267	1,557,201
Depreciation expense for fixed assets	2,864	791
Gain from disposal of the discontinued operation, net of income taxes		(561,807)
Amortization expense for learning platform	37,492	12,000
Amortization expense	136,181	136,181
Change in operating assets and liabilities:
in other assets and liabilities	(233,430)	28,000
in accounts receivable	1,762,566	(1,525,095)
in prepaid expenses	48,228	47,185
in security deposits	263,017	(19,020)
in accounts payable and accrued expenses	(543,492)	74,745
in taxes payable	(64,478)	60,511
in deferred revenue	(113,813)	(37,425)
in lease liabilities	-
in advances from clients	(64)	(34,832)
Net cash (used in) continuing operating activities	(877,658)	(1,600,034)
Net cash (used in) discontinued operating activities	-	-

Net cash (used in) operating activities	(877,658)	(1,600,034)

Cash flows from investing activities:
Fixed assets purchased by Qianhai	-	(7,011)
Acquisition of business, net of cash received	97,219	-

Net cash provided by (used in) investing activities	97,219	(7,011)

Cash flows from financing activities:
Proceeds for Subscription receivables	-	127,606
(Repayment) of short-term loan	(98,434)	(47,146)
Proceeds from SBA Loan	236,588	-
Loan from stockholder	536,457	574,564
Net cash provided by continuing financing activities	674,611	655,024
Net cash provided by discontinued financing activities	-	-

Net cash provided by financing activities	674,611	655,024

Effect of exchange rates changes on cash	(17,909)	2,283

Net change in cash	(123,737)	(949,738)
Cash at beginning of period	1,035,395	1,985,133

Cash at end of period	$911,658	$1,035,395
Less cash of discontinued operations - end of period	-	-
Cash of continuing operations - end of period	911,658	1,035,395

Supplemental disclosure of cash flow information

Cash paid for income taxes	$22,352	$40,407

Cash paid for interest	$827	$15,180

Non-Cash investing and financing activities:
Purchase of business by issuing 2,640,690 shares of common stock	$264,070
Disposal of subsidiary by reacquiring 1,000,000 shares of common stock and debt forgiven		$928,475

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AUDITED)

	FOR THE YEAR ENDED DECEMBER 31, 2020
										Accumulated
					Additional					other
	Common stock		Series B Preferred Stock		paid-in	Treasury Stock		Subscription		comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	Retained earnings	income	Interest	Total
Balance as of December 31, 2018	56,597,113	$56,597	25,000,000	$25,000	$8,206,130		$-	$(719,911)	$(5,714,688)	$(13,865)	$55,860	$1,895,123
Realization upon disposal of subsidiary by reacquiring stock	(1,000,000)					1,000,000	(660,000)		1,062,541			402,541
Net income									(1,272,084)		(5,880)	(1,277,964)
Issuance of common stock for services	200000	200			61800							62000
Issuance of common stock for cash								127,606				127,606
Foreign currency translation income									-	9,187		9,187

Balance as of December 31, 2019	55,797,113	$56,797	25,000,000	$25,000	$8,267,930	1,000,000	$(660,000)	$(592,305)	$(5,924,231)	$(4,678)	$49,980	$1,218,493
Net loss									(2,753,652)		(5,893)	(2,759,545)
Issuance of common stock for services	700,000	700			6,300							7,000
Shares issued for acquisition of business assets	2,640,690	2,641			261,429							264,070
Foreign currency translation income										(47,657)		(47,657)

Balance as of December 31, 2020	59,137,803	$60,138	25,000,000	$25,000	$8,535,659	1,000,000	$(660,000)	$(592,305)	$(8,677,883)	$(52,335)	$44,087	$(1,317,639)

See accompanying notes to consolidated financial statements.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

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

On August 18, 2020, AEC YQL entered into a series of contractual arrangements, including an Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”), with Shenzhen Zhongwei Technology Co., Ltd. (“Zhongwei”), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company (“Pledgor”), the sole shareholder of Zhongwei controlled by Dewei Li and Bin Liu (collectively, the “Ding Xiang Shareholders”). Pursuant to the VIE Agreements, AEC YQL gained 100% fully control over Zhongwei and its subsidiaries. Zhongwei is involved in, among other things, e-commerce, and our company plans to leverage Zhongwei’s current e-commerce platform, and to engage in business such as online education e-commerce. In consideration for entering into the transactions contemplated by the VIE Agreements, on August 18, 2020, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Ding Xiang Shareholders, whereby the Company agreed to issue to the Ding Xiang Shareholders an aggregate of 2,640,690 shares of the Company’s common stock, par value $0.001. The transactions underlying the Share Issuance Agreement is closed in August 2020.

VIE Agreements with Zhongwei

Due to the restrictions imposed by PRC laws and regulations on foreign ownership of companies engaged in value-added telecommunication services and certain other businesses, we operate our businesses in which foreign investment is restricted or prohibited in the PRC through certain PRC domestic companies. As such, Zhongwei is controlled through VIE Arrangements in lieu of direct equity ownership by us or any of our subsidiaries. Such VIE Arrangements consist of a series of four agreements (collectively, the “VIE Arrangements”), which were signed on August 18, 2020.

The significant terms of the VIE Arrangements by and among our wholly-owned subsidiary, AEC YQL, our consolidated variable interest entity, Zhongwei, and the shareholders of Zhongwei are as follows:

Agreements that Provide Us Effective Control over Zhongwei

Our PRC Wholly Foreign Owned Entity, AEC YQL, has entered into the following agreements with Zhongwei and its shareholders.

Equity Pledge Agreement

Pursuant to the equity interest pledge agreement dated August 18, 2020, each shareholder of Zhongwei (collectively “Shareholder”) has pledged all of its equity interest in Zhongwei to guarantee the shareholder’s and Zhongwei’s performance of their obligations under the exclusive management consulting and service agreement, exclusive option agreement and power of attorney. If Zhongwei or any of its shareholders breaches their contractual obligations under these agreements, AEC YQL, as pledgee, will be entitled to dispose the pledged equity interest entirely or partially. Each of the shareholders of Zhongwei agrees that, during the term of the equity pledge agreement, it will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests without the prior written consent of AEC YQL. In addition, AEC YQL has the right to collect dividends generated by the pledged equity interest during the term of the pledge. The equity pledge agreement conforms to the validity period of the exclusive management consulting and service agreement

Power of Attorney

Pursuant to the power of attorney dated August 18, 2020, each shareholder of Zhongwei has irrevocably appointed AEC YQL to act as such shareholder’s exclusive attorney-in-fact to exercise all shareholder rights, including, but not limited to, voting on all matters of Zhongwei requiring shareholder approval, disposing of all or part of the shareholder’s equity interest in Zhongwei, oversee and review Zhongwei’s operation and financial information. AEC YQL is entitled to designate any person to act as such shareholder’s exclusive attorney-in-fact without notifying or the approval of such shareholder, and if required by PRC law, AEC YQL shall designate a PRC citizen to exercise such right. Each power of attorney will remain in force for so long as the Zhongwei exists. The shareholders of Zhongwei do not have the right to terminate this agreement or revoke the appointment of the attorney-in-fact without the prior written consent of AEC YQL

Exclusive Management Consulting and Service Agreement

Under the exclusive management consulting and service agreement between AEC YQL and Zhongwei dated August 18, 2020, AEC YQL has the exclusive right to provide Zhongwei with technical support, consulting services and other services. AEC YQL has the right to designate and appoint, at its sole discretion, any entities affiliated with the AEC YQL to provide any and all services. The service fees are calculated and paid on a yearly basis and at the amount that equals to 100% of the consolidated net profits of Zhongwei. AEC YQL may adjust the service fee at its discretion after taking into account multiple factors, such as the difficulty of the services provided, the time consumed, the content and commercial value of services provided and the market price of comparable services. AEC YQL owns the intellectual property rights arising out of the performance of this agreements. Zhongwei shall seek approval from AEC YQL prior to entering into any contracts obtaining the same or similar services as provided under the Exclusive Management Consulting and Service Agreement. This agreement will remain effective as long as Zhongwei exists, unless AEC YQL advance written notice to Zhongwei and its shareholders or upon the transfer of all the equity interest held by Zhongwei’s shareholders to AEC YQL and/or a third party designated by AEC YQL.

Agreements that Provide Us with the Option to Purchase the Equity Interest in Zhongwei

Exclusive Option Agreement

Pursuant to the exclusive option agreement dated August 18, 2020, each shareholder of Zhongwei has irrevocably granted AEC YQL an exclusive option to purchase, or have its designated person or persons to purchase, at its discretion, to the extent permitted under PRC law, all or part of the shareholder’s equity interests in Zhongwei. The purchase price is equal to the lowest price allowable under PRC laws and regulations at the time of the transfer. Zhongwei has agreed that without AEC YQL’s prior written consent, Zhongwei shall cause the persons designated by AEC YQL to be the directors and executive officers of Zhongwei, not amend its articles of association, increase or decrease the registered capital, sell or otherwise dispose of its assets or beneficial interest, create or allow any encumbrance on its assets or other beneficial interests, provide any loans to any third parties, enter into any material contract, merge with or acquire any other persons or make any investments, or distribute dividends to the shareholders. The shareholders of Zhongwei have agreed that, without AEC YQL’s prior written consent, they will not dispose of their equity interests in Zhongwei or create or allow any encumbrance on their equity interests. Moreover, without AEC YQL’s prior written consent, no dividend will be distributed to Zhongwei’s shareholders, and if any of the shareholders receives any profit, interest, dividend or proceeds of share transfer or liquidation, the shareholder must give such profit, interest, dividend and proceeds to AEC YQL. These agreements will remain effective as long as Zhongwei exists unless AEC YQL advance written notice to Zhongwei and the shareholders or upon the transfer of all the equity interest held by the shareholders to AEC YQL and/or its designee.

The Company has concluded that the Company is the primary beneficiary of Zhongwei and its subsidiaries, and should consolidate their financial statements. The Company is the primary beneficiary based on the Power of Attorney entered into as part of the VIE Agreements that each equity holder of Zhongwei assigned their rights as a shareholder of Zhongwei to AEC YQL. These rights include, but are not limited to, voting on all matters of Zhongwei requiring shareholder approval, disposing of all or part of the shareholder’s equity interest in Zhongwei, oversee and review Zhongwei’s operation and financial information. As such, the Company, through AEC YQL, is deemed to hold all of the voting equity interest in Zhongwei and its subsidiaries. For the periods presented, the Company has not provided any financial or other support to either Zhongwei or its subsidiaries. However, pursuant to the Exclusive Management Consulting and Services Agreement, the Company may provide complete technical support, consulting services and other services during the term of the VIE agreements. Though not explicit in the VIE agreements, the Company may provide financial support to Zhongwei and its subsidiaries to meet its working capital requirements and capitalization purposes. The terms of the VIE Agreements and the Company’s plan of financial support to the VIEs were considered in determining that the Company is the primary beneficiary of the VIEs. Accordingly, the financial statements of the VIEs are consolidated in the Company’s consolidated financial statements.

Based on the foregoing VIE Agreements, AEC YQL has effective 100% fully control of Zhongwei and its subsidiaries, which enables AEC YQL to receive all of their expected residual returns and absorb the expected losses of the VIE and its subsidiaries. Accordingly, the Company consolidates the accounts of Zhongwei and its subsidiaries for the periods presented herein, in accordance with Accounting Standards Codification, or ASC, 810-10, Consolidation.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

1.	ORGANIZATION AND BUSINESS (continued)

As of December 31, 2020, the Company’s corporate structure is as follows:

American Education Center, Inc.
("AEC Nevada")
100%
100%
American Education Center, Inc.
("AEC New York")
AEC Management Limited
("AEC BVI")
51%
100%
American Institute of Financial Intelligence, LLC
("AIFI")
AEC Southern Management Limited
("AEC Southern HK")
100%
Qianhai Meijiao Education Consulting Management Co., Ltd.
("AEC Southern Shenzhen")
100%
Yiqilai (Shenzhen) Consulting Management Co., Ltd.
("AEC YQL")
VIE
Shenzhen Zhongwei Technology Co., Ltd.
("Zhongwei")

Headquartered in New York with operations in the People’s Republic of China (“PRC”), the Company covers two market segments through two subsidiaries:

(1)	AEC New York capitalizes on the rising demand of middle-class families in China for quality education and work experiences in the United States (“US”) and delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship, and start-up advisory as well as student and family services.

(2)	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC Southern is generated from AEC Southern Shenzhen and Zhongwei.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During 2020, the Company acquired 100% control of Zhongwei via VIE (Footnote 1). As the result, this VIE’s financial results of operations, assets, and liabilities (Footnote 22) are consolidated with the Company’s consolidated financial statements. All inter-company transactions and balances have been eliminated upon consolidation.

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

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

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

AEC New York delivers customized high school and college placement, career advisory as well as student and family services. Fees related to such advisory services that are collected from individuals are generally paid to the Company in advance and they are recorded as deferred revenue. Revenues are recognized proportionally as services are rendered or upon completion. Fees related to our advisory services provided by AEC New York to corporate customers (such as staffing agencies and placement agencies) are generally collected after services are provided and are recorded as accounts receivable.

AEC Shenzhen delivers customized high school and college placement and career advisory services. Fees related to such advisory services are generally paid to the Company in advance and they are recorded as deferred revenue. Revenues are recognized proportionally as services are rendered or upon completion.

For the year ended December 31, 2020, approximately $104,000, or more than 30%, of the revenue was realized as accounts receivable and approximately $238,000 of the revenue was realized from services completed.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Estimated useful lives (years)
Office furniture	5
Electronic equipment	3

Goodwill and Intangible Asset

Goodwill arises from business acquisition and is generally determined as the excess of fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire, over the fair value of the nets assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently in events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company adopted (ASU) 2017-04, Intangibles—Goodwill and Other (Topic 350) in 2018, using Simplifying the Test for Goodwill Impairment, which eliminated the calculation of implied goodwill fair value. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its fair value. The Company valued the current Goodwill with its license built in is still valuable based on the results of the Company’s annual impairment testing of goodwill, no impairment charges were deemed necessary.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

The Company’s finite-lived intangible asset consists of a customized online campus system that was acquired from a third party. The system is used to provide online training for career advisory services. The asset was recorded at cost on the acquisition date and is amortized on a straight-line basis over its economic useful life.

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

Acquired intangible assets other than goodwill with finite lives are stated at cost less accumulated amortization if there is any. Intangible assets mainly represent the software development in progress of R&D at cost, less accumulated amortization on a straight-line basis over an estimated life of ten years. The Company evaluated the acquired online application in the amount of $26,973 (RMB 176,000) and recorded impairment charges of $25,492.

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

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

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

The options are valued using the Black-Scholes valuation model. This model is affected by the Company’s stock price as well as assumptions regarding a few subjective variables. These subjective variables include but are not limited to the Company’s expected stock price volatility over the expected term of the awards, and actual and projected stock option and warrant exercise behaviors and forfeitures.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary, to reduce deferred tax assets to the amount expected to be realized.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. On December 31, 2020 and 2019, the Company does not have a liability for any unrecognized tax benefits. The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

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

The Company is subject to Federal corporate income tax in the US at 21%. Provisions for income taxes for the United States have been made for the year ended December 31, 2020.

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

The People's Republic of China (“PRC”)

AEC Southern Shenzhen, AEC YQL and Zhongwei were incorporated in the PRC. Pursuant to the income tax laws of China, the Company is not subject to tax on non-China source income. The Company is subject to corporate tax in China at 25% for the net taxable income. AEC Southern Shenzhen has no income tax for the year ended December 31, 2020 due to the net operating loss for the period.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of December 31, 2020 and 2019, respectively, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

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

Selling and Marketing

Selling and marketing costs are related to promoting, advertising, and other marketing activities, and are expensed as incurred. For the periods ended December 31, 2020 and 2019, the marketing and advertising expenses were $74,321 and $317,248, respectively.

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

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

3.	RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

In January 2017, the FASB issued Accounting Standard Update (ASU) 2017-04, Intangibles-Goodwill and Other (Topic 350) which simplifies the test for goodwill impairment. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the update in the fourth quarter of 2018. The adoption of the new standard did not have an impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value”. ASU 2018-13 removes and modifies existing disclosure requirements on fair value measurement, namely regarding transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Additionally, ASU 2018-13 adds further disclosure requirements for Level 3 fair value measurements, specifically changes in unrealized gains and losses and other quantitative information. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Group does not expect any material impact on its consolidated financial statements and related disclosures in Note 17 as a result of adopting this standard.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and is effective for the Company on January 1, 2020. The Company adopted this ASU on January 1, 2020 and the standard impacted on its consolidated financial statements and related disclosures from the adoption of the new guidance in Footnote 1 and Footnote 22.

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

4.	ACCOUNTS RECEIVABLES

Activity in the allowance for doubtful accounts was as followings:

	December 31,
	2020	2019
Accounts receivable	$3,717,282	$5,479,473
Allowance for bad debts	(3,575,615)	(2,605,348)
Accounts receivable, net	$141,667	$2,874,125

Balance, beginning of year	$2,605,348	$1,189,147
Provision (net of recover)	970,267	1,557,201
Amounts written off, net of recoveries	-	(141,000)

Balance, end of year	$3,575,615	$2,605,348

5.	FIXED ASSET, NET

As of December 31, 2020 and 2019, fixed asset, net as follows:

	December 31,
	2020	2019
Electronic equipment	$11,313	$6194
Office furniture	872	817
Less: accumulated depreciation	(4,665)	(785)

Fixed asset - net	$7,520	$6,226

For the year ended December 31, 2020 and 2019, depreciation expense was $2,864 and $791, respectively.

6.	INTANGIBLE ASSET, NET

The gross carrying amount and accumulated amortization of this asset as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	120,000
Less: accumulated amortization	(608,768)	(460,588)

Intangible asset - net	$124,046	$272,226

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. For the year ended December 31, 2020 and 2019, amortization expense was $148,181 and $148,181, respectively.

The new acquired intangible asset of software development in progress of R&D at cost of $26,973 (RMB 176,000) has been evaluated and recorded impairment charge for the year ended December 31, 2020

The following table is the future amortization expense to be recognized:

Year Ending December 31,
2021	46,046
2022	12,000
2023 and after	66,000
$124,046

7.	GOODWILL

At acquisition of the Zhongwei via VIE, the Company recognized goodwill in the amount of $139,725 which represents the amount of total consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed in a business acquisition. This goodwill should be held and used for impairment charges whenever events or changes in circumstances may trigger goodwill impairment include deterioration in economic conditions, increased competition, loss of key personnel, and regulatory action and have indicated that the carrying value exceeds fair value.

The Company performed testing of goodwill impairment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. The Company valued the current Goodwill with its license built in is still valuable based on the results of the Company’s annual impairment testing of goodwill. Thus, no impairment of goodwill was recorded for the period ended December 31, 2020.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

8.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its offices of $23,297 and $285,041 as of December 31, 2020 and 2019 respectively. The Company terminated the lease of its New York office in August and the landlord retained the entire security deposits to offset the rent payable on the termination date of August 31, 2020. As of December 31, 2020, AEC New York has security deposits of $0 and AEC Shenzhen has security deposits of $23,297 (translation from RMB152,012).

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

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the year ended December 31, 2020 and 2019:

	December 31, 2020
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$187,637	54.8%	$1,202,637	32.7%

	December 31, 2019
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$2,667,700	50.3%	$2,024,779	37.1%
Customer 2	1,141,900	21.5%	1,588,520	29.1%

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

10.	DISCONTINUED OPERATIONS

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

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

11.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by the Company’s Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO evaluates the business from a geographic perspective, assesses performance and allocates resources on this basis. The reportable segments are as follows:

After the discontinued operations of AEC Southern UK, the Company has two operating segments: AEC New York and AEC BVI.

•	AEC New York delivers placement, career and other advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC BVI all generated from AEC Southern Shenzhen.

The following table shows an analysis by segment of the assets and liabilities of continuing operations as of December 31, 2020 and December 31,2019:

	December 31, 2020
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$2,106,006	$718,093	$2,824,098
Segment assets of discontinued operations	-	-	-
Segment assets	$2,106,006	$718,093	$2,824,098
Segment liabilities
Segment liabilities from continuing operations	$2,695,097	$1,446,640	$4,141,737
Segment liabilities of discontinued operations	-	-	-
Segment liabilities	$2,695,097	$1,446,640	$4,141,737

	December 31, 2019
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets
Segment assets from continuing operations	$6,661,058	$772,810	$7,433,868
Segment assets of discontinued operations	-	-	-
Segment assets	$6,661,058	$772,810	$7,433,868
Segment liabilities
Segment liabilities from continuing operations	$5,249,953	$965,422	$6,215,375
Segment liabilities of discontinued operations	-	-	-
Segment liabilities	$5,249,953	$965,422	$6,215,375

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

11.	SEGMENT REPORTING (Continued)

Revenues from external customers, and gross profit for each business are as follows:

	For the year end December 31, 2020
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$-	$105,380	$105,380
Career advisory	236,612	-	236,612
Student & Family advisory	-	-	-
Other advisory	507	-	507
Total revenue from continued operations	$237,119	$105,380	$342,499
Total revenue from discontinued operations	-	-	-
Gross profit	$74,229	$100,515	$174,744

	For the year end December 31, 2019
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$1,141,900	$122,207	$1,264,107
Career advisory	3,153,605	-	3,153,605
Student & Family advisory	887,700	-	887,700
Other advisory	3,000	-	3,000
Total revenue from continued operations	$5,186,205	$122,207	$5,308,412
Total revenue from discontinued operations	-	-	-
Gross profit	$2,103,757	$110,187	$2,213,944

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

12.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of December 31, 2020 and 2019 were $ 101,687 and $215,500, respectively.

13.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $48,000 for student consulting services which are expected to be fully delivered and accounted in the first quarter of 2021.

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

The Company borrowed $498,223 (translated from RMB3,000,000) from a shareholder of the Company during the year of 2020. The amounts due to this related party were $1,072,797 and $574,564 as of December 31, 2020 and 2019, respectively. The amounts are non-interest bearing, non-secure and due on demand.

The Company borrowed $76,687 (translated from RMB500,000) from a shareholder of the Company during the three months ended December 31, 2020. The amounts due to this related party were $76,687 and $0 as of December 31, 2020 and 2019, respectively. The amounts are bearing 1% annual interest rate and due on December 31, 2022.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

14.	LONG-TERM LOAN

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The Company repaid $150,000 on November 10, 2017. The loan was fully paid off as of June 30, 2020.

Interest expenses for the year ended December 31, 2020 and 2019 were $827 and $15,180 respectively.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. On May 4, 2020, Company was informed by its lender, Bank of America, N.A (the “Bank”), that the Bank received approval from the U.S. Small Business Administration (“SBA”) to fund the Company’s request for a loan under the SBA’s Paycheck Protection Program (“PPP Loan”) created as part of the recently enacted CARES Act administered by the SBA. Per the terms of the PPP Loan, Company received total proceeds of $77,588 from the Bank. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan Forgiveness has been applied.

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

15.	LEASE COMMITMENTS

The Company has two operating leases for offices in different cities during 2020. In December 2014, the Company entered into a lease for 10,086 square feet of office space in New York, NY, with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015 and the Company received two months of free rent. Due to free rent and escalating monthly rental payments, utilities, real estate taxes, insurance and other operating expenses, the lease is being recognized on a straight-line basis of $34,065 per month for financial statement purposes. In August 2020, the Company entered into a lease termination agreement with the landlord of this office.

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

As of December 31, 2020, the balance of net right-of-use asset was $315,293, and lease liability was $331,835 (including $82,997 for current portion and $248,838 for noncurrent portion).

Future minimum lease commitments are as follows on December 31, 2020:

Year Ending December 31,	Gross Lease Payment
2021	106,349
2022	112,730
2023 and thereafter	160,092
$379,171
Less: Present value adjustment	(47,336)
Operating lease liability	$331,835

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. The total rent expense was approximately $386,763 and $494,921 for the year ended December 31, 2020 and 2019, respectively.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

16.	INCOME TAXES

The component of deferred tax assets on December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Net operating loss carryforwards	$612,553	$471,404
Allowance for bad debt	1,132,524	558,397
Accelerated Depreciation	-	-
Allowance for deferred tax asset	(797,011)	(472,186)
Deferred tax asset, net	$948,066	$557,615

The provision for income taxes and deferred income taxes for year ended December 31, 2020 and 2019 are as follows:

	For the year ended December 31,
	2020	2019
Current:
Federal	$-	$35,867
State	2,088	28,535
Foreign	-	33,535
Total current	2,088	97,937

Deferred:
Federal	(267,318)	(75,785)
State	(181,594)	(53,624)
Foreign	-	-
Total deferred	(448,912)	(129,409)
	-
Total	$(446,824)	$(31,472)

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

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

16.	INCOME TAXES (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory effective income tax rate for the year ended December 31, 2020 and 2019 is as follows:

	For the year ended December 31,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	11.0	11.0
PRC statutory income tax rate	25.0	25.0
Non-deductible/ non-taxable items	-	-

Total	57%	57%

17.	FINANCIAL INSTRUMENTS

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

The following table summarizes the carrying values of the Company’s financial assets and liabilities:

	December 31,
	2020	2019
Cash and cash equivalents of continuing operations	$911,658	$1,035,395
Accounts receivable, prepaid expenses and other current assets	354,493	3,127,655
Other assets of discontinued operations	-	-
Other financial liabilities(i)	3,579,624	4,147,871
Liabilities of discontinued operations	$-	$-

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

17.	FINANCIAL INSTRUMENTS (Continued)

(i)	Accounts payable, accrued expenses and other current liabilities, advance from customers, and income tax payable.

The Company classifies its fair value measurements in accordance with the three-level fair value hierarchy as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices), and

Level 3 – Inputs that are not based on observable market data.

The financial assets and liabilities carried at fair value on a recurring basis on December 31, 2020 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$911,658	$-	$-	$911,658
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations		-	-	-
Total Financial assets	$911,658	$-	$-	$911,658
Financial Liabilities
Other liabilities of continuing operations	$3,579,624	$-	$-	$3,579,624
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$3,579,624	$-	$-	$3,579,624

The financial assets and liabilities carried at fair value on a recurring basis on December 31, 2019 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents of continuing operations	$1,035,395	$-	$-	$1,035,395
Cash and cash equivalents of discontinued operations	-	-	-	-
Other financial assets of continuing operations	-	-	-	-
Other financial assets of discontinued operations	-	-	-	-
Total Financial Assets	$1,035,395	$-	$-	$1,035,395
Financial Liabilities
Other liabilities of continuing operations	$4,147,871	$-	$-	$4,147,871
Other liabilities of discontinued operations	-	-	-	-
Total Financial Liabilities	$4,147,871	$-	$-	$4,147,871

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

17.	FINANCIAL INSTRUMENTS (Continued)

Financial assets past due

The following table provides information regarding the aging of financial assets that are past due, but which are not impaired on December 31, 2020:

	Less than 90 days	90 days to 1 year	Over 1 year	Carrying Value
Accounts receivable, net	$-	$104,163	$-	$104,163
Other receivable	$-	$37,504	$-	$37,504
Total accounts receivable, net	$-	$141,667	$-	$141,667

The Company determines past due amounts by reference to terms agreed with individual clients. None of the net amounts outstanding have been challenged by the respective clients and the Company continues to conduct business with them on an ongoing basis and does not consider its current accounts receivable to be past due.

18.	STOCK OPTIONS

The Company did not grant any stock options during the year ended December 31, 2020.

The following is a summary of stock option activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding on December 31, 2019	3,200,000	$0.89	1.44 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding on December 31, 2020	3,200,000	$2.45	2.87 years	$-

Vested and expected to vest on December 31, 2020	3,200,000	$0.89	0.97 years	$-

Exercisable on December 31, 2020	3,200,000	$0.89	0.97 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the year ended December 31, 2020 and 2019.

The estimated fair value of these options was $0, therefore no compensation expense was recognized for the periods ended December 31, 2020 and 2019.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

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

Stocks issued for business acquisition

On August 18, 2020, AEC YQL entered into a series of contractual arrangements, including Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”), with Shenzhen Zhongwei Technology Co., Ltd. (“Zhongwei”), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company (“Pledgor”), the sole shareholder of Zhongwei. Pursuant to the VIE Agreements, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Ding Xiang Shareholders, whereby the Company agreed to issue to the Ding Xiang Shareholders an aggregate of 2,640,690 shares of the Company’s common stock, par value $0.001. The transactions underlying the Share Issuance Agreement is closed in August 2020. Refer to Footnote 21 Business Acquisition.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

21.	BUSINESS ACQUISITION

Acquisition of AIFI

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

Acquisition of Shenzhen Zhongwei Technology Co., Ltd.

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

Cash	$94,425
Accounts receivable, net	-
R&D (Software development in progress)	25,428
Other current assets	812
Property and equipment	3,684
Total assets acquired on the book value	$124,349

Other payables	$(4)
Total liabilities assumed	(4)
Net assets acquired on the book value	124,345
Goodwill	139,725
Total purchase price	$264,070

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020 AND 2019

22.	VARIABLE INTEREST ENTITY

On August 18, 2020, AEC YQL entered into VIE Agreements with Zhongwei and its shareholders. The following amounts of Zhongwei are included in the accompanying consolidated financial statements for the years ended December 31, 2020.

December 31, 2020
ASSETS
Cash and cash equivalents	$137,222
Fixed Assets, Net	3,254
Prepaid expenses	7,159
Total assets	$147,635

LIABILITIES
Accounts payables and accrued expenses	$5,849
Deferred revenue	6,687
Total Liabilities	$12,536

December 31, 2020
Revenues	$22,375
Income from Operations	20,733
Net Income	$(69,396)

Risks of variable interest entity structure

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the VIE Arrangements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of WFOE and the VIE are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the VIE Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the VIE Arrangements is remote based on current facts and circumstances.

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