Form 10-Q
period 2021-03-31
AMERICAN EDUCATION CENTER, INC.
filed 2021-05-24
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,137,803 shares of common stock, $0.001 par value, as of May 21, 2021.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
ASSETS	2021	2020
Current assets:
Cash	$902,473	$911,658
Accounts receivable, net of allowance for doubtful accounts of $3,575,615 and $3,575,615	137,309	141,667
at March 31, 2021 and December 31, 2020, respectively
Prepaid expenses	176,340	212,826

Total current assets	1,216,122	1,266,151

Noncurrent assets:
Fixed Asset, net	6,506	7,520
Deferred income taxes	1,009,701	948,066
Intangible asset, net	87,000	124,046
Goodwill	139,725	139,725
Operating lease right-of-use asset	293,358	315,293
Security deposits	23,202	23,297

Total noncurrent assets	1,559,492	1,557,947

TOTAL ASSETS	$2,775,614	$2,824,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,584,043	$2,321,811
Taxes payable	-	332
Deferred revenue	3,060	101,687
Advances from clients	110,853	-
Short-term loan from related party	152,630	1,072,797
Operating lease liability - current portion	85,904	82,997

Total current liabilities	2,936,490	3,579,624

Noncurrent liabilities:
Operating lease liability	225,554	248,838
Long-term loan from related party	915,779	-
Long-term loan	313,275	313,275

Total liabilities	4,391,098	4,141,737

Commitments and Contingencies	-	-

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value; 20,000,000 shares authorized
0 shares issued and outstanding at March 31, 2021 and December 31, 2020 respectively	-	-
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized
25,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020 respectively	25,000	25,000
Common stock, $0.001 par value;
450,000,000 shares authorized; 59,137,803 shares outstanding at March 31, 2021
and December 31, 2020 respectively	60,138	60,138
Additional paid-in capital	8,535,659	8,535,659
Treasury stock at cost, 1,000,000 shares at 0.66 per share	(660,000)	(660,000)
Subscription receivables	(592,305)	(592,305)
Retained earnings	(8,977,218)	(8,677,883)
Accumulated other comprehensive income	(49,375)	(52,335)
Total controlling interest	(1,658,101)	(1,361,726)
Noncontrolling Interest	42,617	44,087

Total stockholders' equity	(1,615,484)	(1,317,639)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,775,614	$2,824,098

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Revenues	$13,310	$114,198
Cost of revenues	2,550	110,337
Gross profit	10,760	3,861

Operating expenses:
Selling and marketing	-	13,361
Research and development expenses	12,220	-
General and administrative	361,397	647,125
Total operating expenses	373,617	660,486

(Loss) from operations	(362,857)	(656,625)
Other income	-	314

(Loss) before provision for income taxes	(362,857)	(656,311)
Provision for income taxes (benefit)	(62,052)	(162,623)

Net (loss) from operations including noncontrolling interest	$(300,805)	$(493,688)

Net (loss) including noncontrolling interest	(300,805)	(493,688)
Less: Net (loss) attributable to noncontrolling interest	(1,470)	(1,483)
Net (loss) attributable to American Education Center	$(299,335)	$(492,205)

Net (loss) including noncontrolling interest	$(300,805)	$(493,688)
Other comprehensive (loss)
Foreign currency translation (loss) income	2,960	7,232
Comprehensive (loss) including noncontrolling interest	$(297,845)	$(486,456)
Less: Comprehensive (loss) attributable to noncontrolling interest	(1,470)	(1,483)
Comprehensive (loss) attributable to American Education Center	$(296,375)	$(484,973)

Income (loss) earnings per common share - basic and diluted
Net income (loss) earnings per common share - basic and diluted	(0.01)	(0.01)

Weighted average shares
Outstanding, basic and diluted	59,137,803	55,982,632

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss)	$(300,805)	$(493,688)
Adjustments to reconcile net (loss) including noncontrolling interest to net cash
(Used in) operating activities:
Deferred tax provision (benefit)	(61,635)	(104,162)
Stock-based compensation expense	-	7,000
Provision for doubtful accounts	-	158,411
Depreciation expense for fixed assets	993	556
Amortization expense for learning platform	3,000	3,000
Amortization expense	34,045	34,045
Change in operating assets and liabilities:
in other assets and liabilities	1,625	7,195
in accounts receivable	5,743	486,713
in prepaid expenses	36,232	6,296
in security deposits	-	-
in accounts payable and accrued expenses	261,987	(209,487)
in taxes payable	(1,483)	(64,705)
in deferred revenue	(3,600)	-
in advances from clients	15,854	43,672

Net cash (used in) operating activities	(8,044)	(125,154)

Cash flows from financing activities:
(Repayment) of short-term loan	-	(98,434)
Net cash provided by financing activities	-	(98,434)

Net cash provided by financing activities	-	(98,434)

Effect of exchange rates changes on cash	(1,141)	(136)

Net change in cash	(9,185)	(223,724)
Cash at beginning of period	911,658	1,035,395

Cash at end of period	$902,473	$811,671
Less cash of discontinued operations - end of period	-	-
Cash of continuing operations - end of period	902,473	811,671

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$8,028

Cash paid for interest	$-	$1,566

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	FOR THREE MONTHS ENDED MARCH 31, 2021
	AMERICAN EDUCATION CENTER, INC. SHAREHOLDERS
										Accumulated
					Additional					other
	Common stock		Series B Preferred Stock		paid-in	Treasury Stock		Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	earnings	income	Interest	Total

January 1, 2021	59,137,803	$60,138	25,000,000	$25,000	$8,535,659	1,000,000	$(660,000)	$(592,305)	$(8,677,883)	$(52,335)	$44,087	$(1,317,639)
Net loss									(299,335)		(1,470)	(300,805)
Foreign currency translation income										2,960		2,960

Balance as of March 31, 2021	59,137,803	$60,138	25,000,000	$25,000	$8,535,659	1,000,000	$(660,000)	$(592,305)	$(8,977,218)	$(49,375)	$42,617	$(1,615,484)

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2020
	AMERICAN EDUCATION CENTER, INC. SHAREHOLDERS
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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

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

AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) was formed on December 29, 2015. AEC Southern HK then formed Qianhai Meijiao Education Consulting Management Co., Ltd. (“AEC Southern Shenzhen”) on March 29, 2016 pursuant to PRC laws, with a registered capital of RMB 5,000,000. AEC Southern HK and AEC Southern Shenzhen are wholly owned subsidiaries of the Company.

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

1.	ORGANIZATION AND BUSINESS (continued)

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

1.	ORGANIZATION AND BUSINESS (continued)

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

1.	ORGANIZATION AND BUSINESS (continued)

As of March 31, 2021, the Company’s corporate structure is as follows:

Headquartered in New York with operations in the People’s Republic of China (“PRC”), the Company covers two market segments through two subsidiaries:

(1)	AEC New York capitalizes on the rising demand of middle-class families in China for quality education and work experiences in the United States (“US”) and delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the US. Its advisory services include language training, college admission advisory, on-campus advisory, internship, and start-up advisory as well as student and family services.

(2)	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC Southern is generated from AEC Southern Shenzhen and Zhongwei.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional currency is US dollars. The Company has six bank accounts located in the mainland China and one located in Hong Kong. Translation adjustments arising from the use of different exchange rates, in the circumstance any subsidiary’s functional currency is not US dollars, from period to period are included as a separate component of accumulated other comprehensive income included in statements of changes in stockholders’ equity. Gain and losses from foreign currency transactions are included in the consolidated statements of operations and comprehensive income.

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

For the three months ended March 31, 2021, the revenue of $13,310 was all realized from services completed.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Estimated useful lives (years)
Office furniture	5
Electronic equipment	3

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Acquired intangible assets other than goodwill with finite lives are stated at cost less accumulated amortization if there is any. Intangible assets mainly represent the software development in progress of R&D at cost, less accumulated amortization on a straight-line basis over an estimated life of ten years. The Company evaluated the acquired online application in the amount of $26,973 (RMB 176,000) and recorded impairment charges of $25,492 on December 31, 2020.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. On March 31, 2021 and December 31, 2020, the Company does not have a liability for any unrecognized tax benefits. The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

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

The Company is subject to Federal corporate income tax in the US at 21%. Provisions for income taxes for the United States have been made for the periods ended March 31, 2021.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of March 31, 2021 and December 31, 2020, respectively, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

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

Selling and Marketing

Selling and marketing costs are related to promoting, advertising, and other marketing activities, and are expensed as incurred. For the periods ended March 31, 2021 and 2020, the marketing and advertising expenses were $0 and $13,361, respectively.

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value”. ASU 2018-13 removes and modifies existing disclosure requirements on fair value measurement, namely regarding transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Additionally, ASU 2018-13 adds further disclosure requirements for Level 3 fair value measurements, specifically changes in unrealized gains and losses and other quantitative information. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Group does not expect any material impact on its consolidated financial statements and related disclosures in Note 16 as a result of adopting this standard.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to the Related Party Guidance for Variable Interest Entities. ASU 2018-17 changes how entities evaluate decision-making fees under the variable interest entity guidance. To determine whether decision-making fees represent a variable interest, an entity considers indirect interests held through related parties under common control on a proportional basis, rather than in their entirety. This guidance will be adopted using a retrospective approach and is effective for the Company on January 1, 2020. The Company adopted this ASU on January 1, 2020 and the standard impacted on its consolidated financial statements and related disclosures from the adoption of the new guidance in Footnote 1 and Footnote 21.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this ASU on January 1, 2021. The adoption of the ASU did not have an impact on our consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

4.	ACCOUNTS RECEIVABLES

Activity in the allowance for doubtful accounts was as followings:

	March 31,	December 31,
	2021	2020
Accounts receivable	$3,712,924	$3,717,282
Allowance for bad debts	(3,575,615)	(3,575,615)
Accounts receivable, net	$137,309	$141,667

Balance, beginning of year	$3,575,615	$2,605,348
Provision (net of recover)	-	970,267
Amounts written off, net of recoveries	-	-

Balance, end of year	$3,575,615	$3,575,615

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

5.	FIXED ASSET, NET

As of March 31, 2021 and December 31, 2020, fixed asset, net as follows:

	March 31, 2021	December 31, 2020
Electronic equipment	$11,266	$11,313
Office furniture	868	872
Less: accumulated depreciation	(5,629)	(4,665)

Fixed asset - net	$6,506	$7,520

For the three months ended March 31, 2021 and 2020, depreciation expense was $993 and $556, respectively.

6.	INTANGIBLE ASSET, NET

The gross carrying amount and accumulated amortization of this asset as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	120,000
Less: accumulated amortization	(645,814)	(608,768)

Intangible asset - net	$87,000	$124,046

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. For the three months ended March 31, 2021 and 2020, amortization expense was $37,045 and $37,045, respectively.

The new acquired intangible asset of software development in progress of R&D at cost of $26,973 (RMB 176,000) has been evaluated and recorded impairment charges of $25,492 on December 31, 2020.

The following table is the future amortization expense to be recognized:

Year Ending December 31,
2021	9,000
2022	12,000
2023 and after	66,000
$87,000

7.	GOODWILL

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

The Company performed testing of goodwill impairment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. The Company valued the current Goodwill with its license built in is still valuable based on the results of the Company’s annual impairment testing of goodwill. Thus, no impairment of goodwill was recorded for the period ended March 31, 2021.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

8.	SECURITY DEPOSITS

The Company has security deposits with the landlord for its offices of $23,202 and $23,297 as of March 31, 2021 and December 31, 2020 respectively. The Company terminated the lease of its New York office in August 2020 and the landlord retained the entire security deposits to offset the rent payable on the termination date of August 31, 2020. As of March 31, 2021, AEC New York has security deposits of $0 and AEC Shenzhen has security deposits of $23,202 (translation from RMB152,012).

9.	CONCENTRATION OF CREDIT AND BUSINESS RISK

The Company maintains its cash accounts at two commercial banks in the US, six commercial banks in the Mainland China and one commercial bank in Hong Kong.

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

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the three months ended March 31, 2021 and 2020:

	March 31, 2021
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$8,280	62.2%	$-	-%
Customer 2	$3,639	23.3%	$-	-%

	March 31, 2020
	Gross Revenue	Percentage	Accounts Receivable	Percentage
Customer 1	$103,980	91.1%	$1,838,069	37.0%

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

10.	SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by the Company’s Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO evaluates the business from a geographic perspective, assesses performance and allocates resources on this basis. The reportable segments are as follows:

The Company has two operating segments: AEC New York (including U.S. entities) and AEC BVI (including all foreign entities).

•	AEC New York delivers placement, career and other advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.

•	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC BVI all generated from AEC Southern Shenzhen.

The following table shows an analysis by segment of the assets and liabilities of operations as of March 31, 2021 and December 31,2020:

	March 31, 2021
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets	$1,979,299	$796,315	$2,775,614
Segment liabilities	$2,681,691	$1,709,407	$4,391,098

	December 31, 2020
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets	$2,106,006	$718,092	$2,824,098
Segment liabilities	$2,695,097	$1,446,640	$4,141,737

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

10.	SEGMENT REPORTING (Continued)

Revenues from external customers, and gross profit for each business are as follows:

	For the three months end March 31, 2021
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$-	$3,639	$3,639
Career advisory	-	-	-
Student & Family advisory	-	-	-
Other advisory	-	9,671	9,671
Total revenue	$-	$13,310	$13,310
Gross profit	$(2,550)	$13,310	$10,760

	For the three months end March 31, 2020
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$-	$-	$-
Career advisory	113,691	-	113,691
Student & Family advisory	-	-	-
Other advisory	507	-	507
Total revenue	$114,198	$-	$114,198
Gross profit	$5,248	$(1,387)	$3,861

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

11.	DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of March 31, 2021 and December 31, 2020 were $113,913 and $ 101,687, respectively.

12.	RELATED-PARTY TRANSACTIONS

The Company’s CEO has a 34% interest in Columbia International College, Inc. (“CIC”). The Company prepaid CIC $48,000 for student consulting services which are expected to be fully delivered and accounted in the second quarter of 2021.

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

The Company borrowed loan of $498,223 (translated from RMB3,000,000) from a shareholder of the Company during the year of 2020. The amounts due to this related party were $1,068,409 and $1,072,797 as of March 31, 2021 and December 31, 2020, respectively. The loan is non-interest bearing and non-secure, and should be paid off in two installments of $152,630 (translated from RMB1,000,000) and $915,779 (translated from RMB6,00,000), on April 12,2021, and May 19, 2023, respectively.

The Company borrowed $76,687 (translated from RMB500,000) from a shareholder of the Company during the three months ended December 31, 2020. The amounts due to this related party were $76,687 and $76,687 as of March 31, 2021 and December 31, 2020, respectively. The amounts are bearing 1% annual interest rate and due on December 31, 2022.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

13.	LOANS PAYABLE

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The loan was fully paid off as of March 31, 2020.

Interest expenses for the three months ended March 31, 2021 and 2020 were $0 and $776 respectively.

On May 4, 2020, the Company received a loan of $77,588 from the Paycheck Protect Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan Forgiveness has been applied.

On April 24, 2020, AEC New York received an advance in the amount of $9,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. On June 1, 2020, Company received total proceeds of $150,000 under the SBA’s EIDL program. The EIDL loan has a 3.75% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the EIDL Program as administered by the SBA. The Company has used all the proceeds of this loan as working capital to alleviate economic injury caused by COVID-19 occurring in 2020.

14.	LEASE COMMITMENTS

The Company has two operating leases for offices in different cities during 2020. In December 2014, the Company entered into a lease for 10,086 square feet of office space in New York, NY, with an unrelated party, expiring on July 31, 2025. The lease commenced on March 1, 2015. Due to COVID-19 pandemic effect the business operations in New York, the Company entered into a lease termination agreement with the landlord of this office in August 2020.

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

As of March 31, 2021, the balance of net right-of-use asset was $ 293,358, and lease liability was $311,458 (including $ 85,904 for current portion and $ 225,554 for noncurrent portion).

Future minimum lease commitments are as follows on March 31, 2021:

Year Ending December 31,	Gross Lease Payment
2021	80,454
2022	112,269
2023 and thereafter	159,437
$352,160
Less: Present value adjustment	(40,702)
Operating lease liability	$311,458

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. The total rent expense was approximately $32,298 and $132,027 (including AEC New York lease before its termination in August 2020) for the three months ended March 31, 2021 and 2020, respectively.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

15.	INCOME TAXES

The component of deferred tax assets on March 31, 2021 and 2020 are as follows:

	March 31, 2021	December 31, 2020
Net operating loss carryforwards	$674,188	$612,553
Allowance for bad debt	1,132,524	1,132,524
Accelerated Depreciation	-	-
Allowance for deferred tax asset	(797,011)	(797,011)
Deferred tax asset, net	$1,009,701	$948,066

The provision for income taxes and deferred income taxes for the three months ended March 31, 2021 and 2020 are as follows:

	For the three months ended March 31,
	2021	2020
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred:
Federal	(35,769)	(95,236)
State	(26,283)	(67,387)
Foreign	-	-
Total deferred	(62,052)	(162,623)
	-
Total	$(62,052)	$(162,623)

The Company conducts business globally and, as a result, files income tax returns in the US federal jurisdiction, state and city, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including jurisdictions in the US. The Company is subject to income tax examination of US federal, state, and city tax returns for 2020, 2019 and 2018 tax years. The Company, to its knowledge, is not currently under examination nor has it been notified by the authorities.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

15.	INCOME TAXES (continued)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory effective income tax rate for the three months ended March 31, 2021 and 2020 is as follows:

	For the three months ended March 31,
	2021	2020
Tax at federal statutory rate	21.0%	21.0%
State and local taxes, net of federal benefit	11.0	11.0
PRC statutory income tax rate	25.0	25.0
Non-deductible/ non-taxable items	-	-

Total	57%	57%

16.	FINANCIAL INSTRUMENTS

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

The following table summarizes the carrying values of the Company’s financial assets and liabilities:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$902,473	$911,658
Accounts receivable, prepaid expenses and other current assets	313,649	354,493
Other financial liabilities(i)	2,936,490	3,579,624

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

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

Level 3 – Inputs that are not based on observable market data.

The financial assets and liabilities carried at fair value on a recurring basis on March 31, 2021 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$902,473	$-	$-	$902,473
Other financial assets	313,649	-	-	313,649
Total Financial assets	$1,216,122	$-	$-	$1,216,122
Financial Liabilities
Other liabilities	$2,936,490	$-	$-	$2,936,490
Total Financial Liabilities	$2,936,490	$-	$-	$2,936,490

The financial assets and liabilities carried at fair value on a recurring basis on December 31, 2020 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$911,658	$-	$-	$911,658
Other financial assets	354,493	-	-	354,493
Total Financial Assets	$1,266,151	$-	$-	$1,266,151
Financial Liabilities
Other liabilities	$3,579,624	$-	$-	$3,579,624
Total Financial Liabilities	$3,579,624	$-	$-	$3,579,624

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

16.	FINANCIAL INSTRUMENTS (Continued)

Financial assets past due

The following table provides information regarding the aging of financial assets that are past due, but which are not impaired on March 31, 2021:

	Less than 90 days	90 days to 1 year	Over 1 year	Carrying Value
Accounts receivable, net	$-	$-	$99,153	$99,153
Other receivable	$1,103	$-	$37,053	$38,156
Total accounts receivable, net	$1,103	$-	$136,206	$137,309

The Company determines past due amounts by reference to terms agreed with individual clients. None of the net amounts outstanding have been challenged by the respective clients and the Company continues to conduct business with them on an ongoing basis and does not consider its current accounts receivable to be past due.

17.	STOCK OPTIONS

The Company did not grant any stock options during the three months ended March 31, 2021.

The following is a summary of stock option activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding on December 31, 2020	3,200,000	$2.45	2.87 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding on March 31, 2021	3,200,000	$2.45	2.62 years	$-

Vested and expected to vest on March 31, 2021	3,200,000	$0.89	0.85 years	$-

Exercisable on March 31, 2021	3,200,000	$0.89	0.85 years	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2021 and 2020.

The estimated fair value of these options was $0, therefore no compensation expense was recognized for the periods ended March 31, 2021 and 2020.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

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

Stocks issued for business acquisition

On August 18, 2020, AEC YQL entered into a series of contractual arrangements, including Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”), with Shenzhen Zhongwei Technology Co., Ltd. (“Zhongwei”), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company (“Pledgor”), the sole shareholder of Zhongwei. Pursuant to the VIE Agreements, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Ding Xiang Shareholders, whereby the Company agreed to issue to the Ding Xiang Shareholders an aggregate of 2,640,690 shares of the Company’s common stock, par value $0.001. The transactions underlying the Share Issuance Agreement is closed in August 2020. Refer to Footnote 20 Business Acquisition.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

20.	BUSINESS ACQUISITION

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UnAUDITED)

21.	VARIABLE INTEREST ENTITY

On August 18, 2020, AEC YQL entered into VIE Agreements with Zhongwei and its shareholders. The following amounts of Zhongwei are included in the accompanying consolidated financial statements for three months ended March 31, 2021 and the years ended December 31, 2020.

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$101,051	$137,222
Fixed Assets, Net	2,850	3,254
Prepaid expenses	3,184	7,159
Total assets	107,085	$147,635

LIABILITIES
Accounts payables and accrued expenses	$5,394	$5,849
Deferred revenue	3,060	6,687
Total Liabilities	8454	$12,536

	For the three months ended March 31, 2021	For the year ended December 31, 2020
Revenues	$3,639	$22,375
Income from Operations	3,639	20,733
Net Income	$(36,304)	$(69,396)

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

The Company applied the PPP Loan Forgiveness and was approved on April 12, 2021. The PPP loan of $77,588 with applicable interest was paid in full to Bank by the SBA.

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

For approximately 20 years, AEC New York has devoted itself to international education exchanges between China and the U.S., by providing education and career enrichment opportunities for students, teachers, and educational institutions from both countries.

AEC Nevada acquired AEC Southern Management Co., Ltd, a company formed pursuant to the laws of England and Wales (“AEC Southern UK”) and its subsidiaries in 2016 pursuant to a certain share exchange agreement. AEC Southern UK holds 100% of the equity interests in AEC Southern Management Limited, a Hong Kong company (“AEC Southern HK”) incorporated on December 29, 2015, with a registered capital of HK$10,000. AEC Southern UK owns 100% of the equity interests in Qianhai Meijiao Education Consulting Management Co., Ltd. (“AEC Southern Shenzhen”), a foreign wholly owned subsidiary incorporated pursuant to PRC law on March 29, 2016, with a registered capital of RMB5,000,000.

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

Currently, through AEC New York, AEC Southern Shenzhen and Zhongwei, we provide four types of consulting services:

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

Headquartered in New York with operations in the PRC, the Company, during the quarter ended March 31, 2021 operated, and currently operates in two market segments:

(1)	AEC New York capitalizes on the rising demand from the middle-class families in China for quality education in the U.S. It delivers customized high school and college placement and Career Advisory Services to Chinese students wishing to study in the U.S. Its advisory services include language training, college admission advisory, on-campus advisory, internship and start-up advisory as well as student and family services.

(2)	AEC BVI, though AEC Southern Shenzhen and Zhongwei, delivers customized high school and college placement and Career Advisory Services to Chinese students wishing to study in the U.S. through businesses referred by AEC New York to AEC Southern Shenzhen.

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

Our Language Training service is based on the existing ESL training platform which provides language training for standard test preparation and is designed to help improve student’s English listening, speaking, reading, and writing skills. Student customers will be able to take these training courses online when our ESL online training platform goes live, which we expect to take place in the second quarter of 2021.

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

We provide placement services through both AEC New York and AEC BVI. AEC New York refers business to AEC Southern Shenzhen when clients in the PRC need local support.

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

In order to respond to the adverse impact of the COVID-19 outbreak, we have devoted time and effort to research and develop new services and products. For the period ended March 31, 2021, through AEC Southern HK, we have assisted our existing students, students’ families, and corporate clients to obtain Rocitin. On December 31, 2020, We entered into a Commission Agreement with Clark Orient Company Limited (“Clark Orient”), pursuant to which Clark Orient agrees to pay us RMB 10.00 on every bottle of Rocitin we sell. The Commission Agreement remains effective until either party gives written notice of termination. As of March 31, 2021, revenue from sales of Rocitin by AEC Southern HK was $8,280, approximately 62% of our total revenue in the period ended March 31, 2021.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The pandemic has forced governments around the world to take drastic measures to halt the outbreak, resulting in quarantines, stay-at-home requirements, travel restrictions, temporary change of immigration policies and temporary closure of businesses and facilities in China, the U.S., and throughout the world. A substantial part of the Company’s revenue and workforce are concentrated in China and in the U.S. Additionally, all of our four lines of business rely upon the ability to travel and the level of interest of our customers and prospective customers to study, work and reside overseas, which has been significantly affected by the pandemic. Consequently, we saw a significant decrease in requests for our services, which has materially adversely affected the Company’s business operations and its financial condition and operating results for the three months ended March 31, 2021, and these negative impacts will likely continue through the rest of the fiscal year 2021.

In order to respond to the COVID-19 outbreak, the Company has taken certain measures to our operations to ensure the safety of our staff, as well as to adjust to the reopening but potential surge of new cases. We have made work-from-home possible for our staff, so as to reduce congregation and possibility of transmission of the disease. We have identified an online platform related to education to diversify our means in generating revenue and are in still the process of negotiating a partnership or acquisition. In addition, we have been devoting time and effort to research and develop new services and products. As a result, we have been developing a new revenue resource by distributing health products through AEC Southern HK.

The COVID-19 pandemic is rapidly evolving. The information in this Quarterly Report on Form 10-Q is based on data currently available to us and will likely change as the pandemic progresses. As of the date of this Quarterly Report on Form 10-Q, some countries have slowly re-opened, but with surges of new cases appearing, while the U.S. continues to see increasing new COVID-19 cases in certain states. As COVID-19 persists throughout areas in which we operate and the rest of the world, we believe the outbreak has the potential to continue to have a material negative impact on our operating results and financial condition going into the rest quarters of 2021. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our employees, suppliers, student customers and other customers, and the impact on the Company’s ability to obtain debt and equity financing to fund business activities, all of which are uncertain and cannot be predicted. Given these uncertainties, at present, we cannot reasonably estimate the related impact to our business, operating results and financial condition for the year ending December 31, 2021.

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

As part of the process of preparing our unaudited consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of March 31, 2021, the Company does not have a liability for any unrecognized tax benefits.

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

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this ASU on January 1, 2021. The adoption of the ASU did not have an impact on our consolidated financial statements.

The Company has assessed all newly issued accounting pronouncements released during the three months ended March 31, 2021 and through the date of this filing and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

Results of Operations

Below we have included a discussion of our operating results and material changes in the periods covered by this Quarterly Report on Form 10-Q. For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the year ended December 31, 2020, as filed on April 15, 2021. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, additional funding from a shareholder of the Company, and believe that will be sufficient to meet our anticipated needs for working capital and satisfying our estimated liquidity needs 12 months from the date of the financial statements.

The Three Months Ended March 31, 2021, as Compared to the Three Months Ended March 31, 2020

	For the three months ended March 31,
	2021	2020	Variance	%
Key revenue streams:
Placement Advisory Services	$3,639	$-	$3,639	100%
Career Advisory Services	1,391	113,691	(112,300)	(99)
Student & Family Advisory Services	-	-	-	-
Other Advisory Services	8,280	507	7,773	1,533%
Total revenues	$13,310	$114,198	$(100,888)	(95)%
Gross Profit	$10,760	$3,861	$6,899	179%
Gross Margin	81%	3%

Revenue

●

Total revenues for the three months ended March 31, 2021, were $13,310, representing a decrease of $100,888, or 95% from $114,198 for the same period in 2020. The decrease was mainly due to the COVID-19 pandemic, which negatively impacted our services to current customers who were getting ready to study or work in the U.S., besides the seasonality factors related to the high school/college admission process. The outbreak of COVID-19 in China since January 2020, coupled with travels bans from China to the US prevented students from China from entering the U.S. These factors adversely impacted the financial performance of the Company.

Total revenues for the three months ended March 31, 2021 were all generated by the operations of AEC BVI, which deliver Placement Advisory Services, Career Advisory Services and Other Advisory Services to our clients.

●

Revenues for the three months ended March 31, 2021, from our Placement Advisory Services were $3,639, representing an increase from the same period in 2020. The increase in our Placement Advisory Services was due to the increase in service requests. For the three months ended March 31, 2021, no revenues from our Career Advisory Services and Student & Family Advisory Services were generated, due to the decreased requests resulting from negative impact of the COVID-19 pandemic. Revenues for the three months ended March 31, 2021 from Other Advisory Services were $8,280, representing an increase from $507 for the same period in 2020. The increase was from our new source of revenue. To reduce the severe impact of pandemic, we developed a new source of revenue in the first quarter of 2021 by selling health products on a commission basis.

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

●	In addition, the Chinese government offers incentives and benefits though its Talents Policy to Chinese students who return to China to work and live there. This Talents Policy has encouraged many of our clients who recently graduated or are about to graduate to go back to China, instead of staying in the U.S., which resulted in less service requests for our placement advisory and student & family advisory services. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and increasing our mergers and acquisitions efforts by focusing on researching, identifying prospective targets, negotiating and executing on this strategy.

Gross Profit & Gross Margin

●	Our gross profit for the three months ended March 31, 2021 was $10,760, representing an increase of $6,899 from $3,861 for the three months ended March 31, 2021. The increase can be attributed mainly to the net effect of a decline in service request and decreased cost by reducing outsourcing.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the three months ended March 31,
	2021	2020	Variance	%
Operating expenses
Selling and marketing	$-	$13,361	$(13,361)	(100)%
Research and development expenses	12,220	-	12,220	100
General and administrative	361,397	647,125	(285,728)	44%
Total operating expenses	$373,617	$660,486	$(286,869)	43%
Income tax benefit	$(62,052)	$(162,623)	$100,571	NM %
Net (loss) from continuing operations including non-controlling interest	$(300,805)	$(493,688)	$192,883	NM %

Operating Expenses

●	Total operating expenses decreased by $286,869 or 43% as compared to the three months ended March 31, 2020. The decrease mainly due the decrease of the rent expense and professional expense.

Income Tax Benefit

●	Income tax benefit of $62,052 for the three months ended March 31, 2021 represents the net losses for the periods presented.

Net Loss

●	Net loss from operations including non-controlling interest was $300,805 for the three months ended March 31, 2021, as compared to the net loss of $493,688 for the three months ended March 31, 2020, which representing the net effect of the decreased operation expenses and decreased revenue.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2021, we had cash of $902,473, a decrease of $9,185 from $911,658 as of December 31, 2020. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Three Months ended March 31,
	2021	2020	Variance	%
Net cash (used in) operating activities	$(8,044)	$(125,154)	$117,110	NM	%
Net cash (used in) financing activities	$-	$(98,434)	98,434	(100)%
Effect of exchange rates changes on cash	(1,141)	(136)	(1,005)	NM
Net change in cash	$(9,185)	$(223,724)	$214,539	NM	%

Cash Flow from Operating Activities

●	Net cash used in continuing operating activities for the three months ended March 31, 2021 was $8,044, decreased by $117,110 for the three months ended March 31, 2020. The decrease in net cash used in operations in the three months ended March 31, 2021 was primarily attributable to slowing decreased operating expense and down payment to our service providers.

Cash Flow from Investing Activities

●	We had no cash flow from investing activities during the three months ended March 31, 2021 and 2020.

Cash Flow from Financing Activities

●	We had no cash flow from investing activities during the three months ended March 31, 2021. Net cash used in financing activities for the three months ended March 31, 2020 was $98,434, representing repayment of short-term loan.

Working Capital

The following table sets forth our working capital from continuing operations:

	March 31,	December 31,
	2021	2020	Variance	%
Total current assets from continuing operations	$1,216,122	$1,266,151	$(50,029)	(4)%
Total current liabilities from continuing operations	2,936,490	3,579,624	(643,134)	(18)
Working capital	$(1,720,368)	$(2,313,473)	$593,105	NM %
Current ratio	0.41	0.35

●	As of March 31, 2021, we had a working capital deficiency of $1,720,368, an increase of $593,105 from a working capital deficiency of $2,313,473 as of December 31, 2020. The decrease in working capital represents the net effect of uncollected accounts receivable.

●	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. We believe we have adequate working capital to fund future growth activities.

Going Concern

The independent auditors' report accompanying our March 31, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Additionally, we expect that the COVID-19 pandemic will continue to have material and adverse impacts on our cash flow for the three months ending June 30, 2021 with potential continuing impacts on subsequent periods. As such, we expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, additional funding from a shareholder of the Company, and believe that will be sufficient to meet our anticipated needs for working capital and satisfying our estimated liquidity needs 12 months from the date of the financial statements.

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

Subsequent Events

Management has evaluated subsequent events for recognition and disclosure through the date these financial statements were filed with the United States Securities and Exchange Commission and concluded that no other subsequent event or transactions have occurred that required recognition or disclosure in our consolidated financial statements except for the following:

The Company applied for the PPP Loan Forgiveness and was approved on April 12, 2021. The PPP loan of $77,588 with applicable interest was repaid in full by the SBA.

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

During the three months ended March 31, 2021, we have established procedures requiring the CEO to review filing-related files before preparing the consolidated financial statements and to confirm and ensure that all significant, non-routine events and pending transactions are properly disclosed.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO has concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of March 31, 2021. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

We have identified the following deficiencies, we have limited administrative and accounting resources, outdated accounting software and generally weak accounting processes and internal control procedures. Additionally, we have inadequate segregation of duties in certain accounting processes, including the payroll, cash receipts and disbursements processes in our accounting system, partly as a result of our limited size and accounting staff. We have taken steps to remediate these issues, including (1) hiring one more accounting personnel, (2) updating our operations manual to clarify and limit the power of our management team and our employees, and (3) periodical inspections by major shareholders to supervise both of our financial condition and decision making process. We expect that we will have improved controls and documentation in place by December 31, 2021.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has been no unregistered sale of equity securities during the three months ended March 31, 2021.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit	Description
No.
3.1	Certificate of Amendment filed with the Secretary of State of the State of Nevada dated November 8, 2018 (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 19, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock, (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)
10.1	Contract between AEC Southern Management Limited and Clark Orient Company Limited
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

American Education Center, Inc.

	By:	/s/ Max P. Chen
	Name:	Max P. Chen
May 21, 2021	Title:	President, Sole Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary

