Form 10-Q
period 2021-06-30
AMERICAN EDUCATION CENTER, INC.
filed 2021-08-16
CIK 1626556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,137,803 shares of common stock, $0.001 par value, as of August 16, 2021.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2021	2020

Current assets:
Cash	$541,844	$911,658
Accounts receivable, net of allowance for doubtful accounts of $3,575,615 and $3,575,615 at June 30, 2021 and December 31, 2020, respectively	72,580	141,667
Prepaid expenses	168,903	212,826

Total current assets	783,327	1,266,151

Noncurrent assets:
Other long-term receivable, net	38,720	—
Fixed Asset, net	6,320	7,520
Deferred income taxes	1,051,718	948,066
Intangible asset, net	84,000	124,046
Goodwill	139,725	139,725
Operating lease right-of-use asset	276,326	315,293
Security deposits	23,544	23,297

Total noncurrent assets	1,620,353	1,557,947

TOTAL ASSETS	$2,403,680	$2,824,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,648,219	$2,321,811
Taxes payable	2,108	332
Deferred revenue	95,000	101,687
Advances from clients	—	-
Short-term loan from related party	—	1,072,797
Operating lease liability - current portion	90,595	82,997

Total current liabilities	2,835,922	3,579,624

Noncurrent liabilities:
Operating lease liability	204,714	248,838
Long-term loan from related party	929,282	—
Long-term loan	236,070	313,275

Total liabilities	4,205,988	4,141,737

Stockholders’ equity:
Series A Convertible Preferred stock, $0.001 par value;20,000,000 shares authorized. 0 shares issued and outstanding at June 30, 2021 and December 31, 2020 respectively	—	—
Series B Convertible Preferred stock, $0.001 par value; 25,000,000 shares authorized. 25,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020 respectively	25,000	25,000
Common stock, $0.001 par value; 450,000,000 shares authorized; 59,137,803 shares issued and outstanding at June 30, 2021 and December 31, 2020 respectively	60,138	60,138
Additional paid-in capital	8,535,659	8,535,659
Treasury stock at cost, 1,000,000 shares at 0.66 per share	(660,000)	(660,000)
Subscription receivables	(592,305)	(592,305)
Retained earnings	(9,152,399)	(8,677,883)
Accumulated other comprehensive income	(59,449)	(52,335)
Total controlling interest	(1,843,356)	(1,361,726)
Noncontrolling Interest	41,048	44,087

Total stockholders' equity	(1,802,308)	(1,317,639)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,403,680	$2,824,098

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$63,643	$161,984	$76,953	$276,182
Cost of revenues	10,900	55,717	13,450	166,054
Gross profit	52,743	106,267	63,503	110,128

Operating expenses:
Selling and marketing	-	60,754	-	74,115
Research and development expenses	22		12,242
General and administrative	345,406	777,991	706,803	1,425,116
Total operating expenses	345,428	838,745	719,045	1,499,231

(Loss) from operations	(292,685)	(732,478)	(655,542)	(1,389,103)
Other income	77,588	3	77,588	317

(Loss) before provision for income taxes	(215,097)	(732,475)	(577,954)	(1,388,786)
Provision for income taxes (benefit)	(38,347)	(199,530)	(100,399)	(362,153)

Net (loss) from continuing operations including noncontrolling interest	$(176,750)	$(532,945)	$(477,555)	$(1,026,633)

Net (loss) including noncontrolling interest	(176,750)	(532,945)	(477,555)	(1,026,633)
Less: Net (loss) attributable to noncontrolling interest	(1,569)	(1,470)	(3,039)	(2,953)
Net (loss) attributable to American Education Center	$(175,181)	$(531,475)	$(474,516)	$(1,023,680)

Net (loss) including noncontrolling interest	$(176,750)	$(532,945)	$(477,555)	$(1,026,633)
Other comprehensive (loss)
Foreign currency translation (loss) income	(10,074)	(1,434)	(7,114)	5,798
Comprehensive (loss) including noncontrolling interest	$(186,824)	(534,379)	$(484,669)	(1,020,835)
Less: Comprehensive (loss) attributable to noncontrolling interest	(1,569)	(1,470)	(3,039)	(2,953)
Comprehensive (loss) attributable to American Education Center	$(185,255)	$(532,909)	$(481,630)	$(1,017,882)

Income (loss) earnings per common share - basic and diluted
Net income (loss) earnings per common share - basic and diluted	(0.00)	(0.01)	(0.01)	(0.02)

Weighted average shares
Outstanding, basic and diluted	59,137,803	55,957,769	59,137,803	55,957,769

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30
	2021	2020

Cash flows from operating activities:
Net (loss)	$(477,555)	$(1,026,633)
Loss from discontinued operation, net of income taxes	—	—
Adjustments to reconcile net (loss) including noncontrolling interest to net cash
(Used in) operating activities:
Deferred tax provision (benefit)	(103,652)	(303,692)
Stock-based compensation expense	—	7,000
Provision for doubtful accounts	—	463,411
Depreciation expense for fixed assets	2,009	1,103
Gain on forgiven of PPP loan	(77,588)	—
Amortization expense for learning platform	6,000	6,000
Amortization expense	34,045	68,090
Change in operating assets and liabilities:
in other assets and liabilities	2,266	6,657
in accounts receivable	32,329	676,860
in prepaid expenses	44,580	26,517
in security deposits	—	2,548
in accounts payable and accrued expenses	324,810	(278,483)
in taxes payable	1,818	(62,368)
in deferred revenue	—	(120,500)
in lease liabilities	—	—
in advances from clients	(6,758)	—
Net cash (used in) operating activities	(217,696)	(533,490)

Cash flows from investing activities:
Purchase of fixed asset	(734)	—
Net cash used for by investing activities	(734)	—

Cash flows from financing activities:
(Repayment) of short-term loan	—	(98,434)
Proceeds from SBA Loan	—	236,588
Proceeds from (Repayment of) Loan from stockholder	(154,880)	283,082
Net cash provided by financing activities	(154,880)	421,236

Effect of exchange rates changes on cash	3,496	(574)

Net change in cash	(369,814)	(112,828)
Cash at beginning of period	911,658	1,035,395

Cash at end of period	$541,844	$922,567
Less cash of discontinued operations - end of period	—	—
Cash of continuing operations - end of period	541,844	922,567

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$12,696

Cash paid for interest	$—	$1,566

Non-Cash investing and financing activities:
PPP loan forgiven	$77,588	$—

See accompanying notes to consolidated financial statements.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(UNAUDITED)

	FOR SIX MONTHS ENDED JUNE 30, 2021
										Accumulated
					Additional					other
	Common stock		Series B Preferred Stock		paid-in	Treasury Stock		Subscription	Retained	comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	capital	Shares	Amount	Receivables	earnings	income	Interest	Total

January 1, 2021	59,137,803	$60,138	25,000,000	$25,000	$8,535,659	1,000,000	$(660,000)	$(592,305)	$(8,677,883)	$(52,335)	$44,087	$(1,317,639)
Net loss									(299,335)		(1,470)	(300,805)
Foreign currency translation income										2,960		2,960
Balance as of March 31, 2021	59,137,803	$60,138	25,000,000	$25,000	$8,535,659	1,000,000	$(660,000)	$(592,305)	$(8,977,218)	$(49,375)	$42,617	$(1,615,484)
Adjustment on foreign currency translation income
Net loss									(175,181)		(1,569)	(176,750)
Foreign currency translation loss										(10,074)		(10,074)
Balance as of June 30, 2021	59,137,803	$60,138	25,000,000	$25,000	$8,535,659	1,000,000	$(660,000)	$(592,305)	$(9,152,399)	$(59,449)	$41,048	$(1,802,308)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

1.    ORGANIZATION AND BUSINESS

American Education Center, Inc. (“AEC New York”) is a New York corporation incorporated on November 8, 1999 and is licensed by the Department of the State of New York to engage in education related consulting services.

On May 7, 2014, the President and then sole shareholder of AEC New York formed a new company, American Education Center, Inc. in the State of Nevada ("AEC Nevada"). On May 31, 2014, the President and the sole shareholder of AEC New York exchanged his 200 shares for 10,563,000 shares of AEC Nevada. The share exchange resulted in AEC New York becoming a wholly owned subsidiary of AEC Nevada (hereinafter the “Company”).

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

On May 22, 2020, AEC Southern HK formed Yiqilai (Shenzhen) Consulting Management Co., Ltd. ("AEC YQL") in Shenzhen, China on May 22, 2020 pursuant to PRC laws. AEC YQL is a wholly owned subsidiary of AEC Southern HK, and as of the date of this report, does not have significant business activities.

On August 18, 2020, AEC YQL entered into a series of contractual arrangements, including an Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the "VIE Agreements"), with Shenzhen Zhongwei Technology Co., Ltd. ("Zhongwei"), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company ("Pledgor"), the sole shareholder of Zhongwei controlled by Dewei Li and Bin Liu (collectively, the “Ding Xiang Shareholders”). Pursuant to the VIE Agreements, AEC YQL gained 100% fully control over Zhongwei and its subsidiaries. Zhongwei is involved in, among other things, e-commerce, and our company plans to leverage Zhongwei's current e-commerce platform, and to engage in business such as online education e-commerce. In consideration for entering into the transactions contemplated by the VIE Agreements, on August 18, 2020, the Company entered into a Share Issuance Agreement (the "Share Issuance Agreement") with the Ding Xiang Shareholders, whereby the Company agreed to issue to the Ding Xiang Shareholders an aggregate of 2,640,690 shares of the Company's common stock, par value $0.001. The transactions underlying the Share Issuance Agreement is closed in August 2020.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

1.    ORGANIZATION AND BUSINESS (continued)

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

As of June 30, 2021, the Company’s corporate structure is as follows:

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

During 2020, the Company acquired 100% control of Zhongwei via VIE (Footnote 1). As the result, this VIE’s financial results of operations, assets, and liabilities (Footnote 21) are consolidated with the Company’s consolidated financial statements. All inter-company transactions and balances have been eliminated upon consolidation.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

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

For the six months ended June 30, 2021, the revenue of $76,953 was all realized from services completed.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Asset (continued)

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

Acquired intangible assets other than goodwill with finite lives are stated at cost less accumulated amortization if there is any. Intangible assets mainly represent the software development in progress of R&D at cost, less accumulated amortization on a straight-line basis over an estimated life of ten years. The Company evaluated the acquired online application in the amount of $26,973 (RMB 176,000) and recorded full impairment charges on December 31, 2020.

Estimated
	Residual	useful
	value	lives
Intangible Asset	rate	(years)
Software	0%	3

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. On June 30, 2021 and December 31, 2020, the Company does not have a liability for any unrecognized tax benefits. The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

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

The Company is subject to Federal corporate income tax in the US at 21%. Provisions for income taxes for the United States have been made for the periods ended June 30, 2021.

British Virgin Island (“BVI”)

According to BVI corporate taxation, there is a zero-rated income tax regime for all BVI-domiciled corporate entities, and there is no concept of residence applicable to BVI corporate taxation.

AEC BVI was incorporated in the BVI and is governed by the laws of the BVI.

Hong Kong

AEC Southern HK was formed in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income. For the income that is Hong Kong related, the Company is subjected to corporate income tax at 16.5%.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The People’s Republic of China (“PRC”)

AEC Southern Shenzhen, AEC YQL and Zhongwei were incorporated in the PRC. Pursuant to the income tax laws of China, the Company is not subject to tax on non-China source income. The Company is subject to corporate tax in China at 25% for the net taxable income. AEC Southern Shenzhen has no income tax for the six months ended June 30, 2021 due to the net operating loss for the period.

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Non-derivative financial instruments include cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, taxes payable, and loan from stockholders. As of June 30, 2021 and December 31, 2020, respectively, the carrying values of these financial instruments approximated their fair values due to their short-term nature.

COVID-19 Outbreak

As the COVID-19 pandemic continues into 2021, it has impacted the Company’s operations and financial results since the second quarter of 2020 and continues to impact the Company. The future impact of COVID-19 on the Company’s financial condition and results of operations will depend on a number of factors, including factors that we may not be able to forecast at this time.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Selling and Marketing

Selling and marketing costs are related to promoting, advertising, and other marketing activities, and are expensed as incurred. For the periods ended June 30, 2021 and 2020, the marketing and advertising expenses were $0 and $74,115, respectively.

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.    RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

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

The Company does not expect that any following recently issued accounting pronouncements will have a material effect on its consolidated financial statements:

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

3.    RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS (continued)

In March 2021, the FASB issued ASU 2021-03, Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events. The amendments in this Update are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this Update for interim financial statements already issued in the year of adoption. The amendments in this Update also include an unconditional one-time option for entities to adopt the alternative prospectively after its effective date without assessing preferability under Topic 250, Accounting Changes and Error Corrections.

In May 2021, the FASB issued ASU 2021-4, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The FASB is issuing this Update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call  options (for example, warrants) that remain equity classified after modification or exchange.

In July 2021, the FASB issued ASU 2021-5, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The amendments in this Update amend Topic 842, which has different effective dates for public business entities and most entities other than public business entities. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities and interim periods within fiscal years beginning after December 15, 2022, for all other entities. The amendments in this Update address stakeholders’ concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1)The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3; 2)The lessor would have otherwise recognized a day-one loss.

4.    ACCOUNTS RECEIVABLES

Activity in the allowance for doubtful accounts was as followings:

	June 30,	December 31,
	2021	2020
Accounts receivable	$3,648,195	$3,717,282
Allowance for bad debts	(3,575,615)	(3,575,615)
Accounts receivable, net	$72,580	$141,667

Balance, beginning of year	$3,575,615	$2,605,348
Provision (net of recover)	—	970,267
Amounts written off, net of recoveries	—	—

Balance, end of year	$3,575,615	$3,575,615

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

5.    FIXED ASSET, NET

As of June 30, 2021 and December 31, 2020, fixed asset, net as follows:

	June 30,	December 31,
	2021	2020
Electronic equipment	$12,167	$11,313
Office furniture	881	872
Less: accumulated depreciation	(6,728)	(4,665)

Fixed asset - net	$6,320	$7,520

For the three and six months ended June 30, 2021 and 2020, depreciation expense was $1,016 and $2,009, $556 and $1,103, respectively.

6.    INTANGIBLE ASSET, NET

The gross carrying amount and accumulated amortization of this asset as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020

Intangible asset: online campus system	$612,814	$612,814
Intangible asset: learning platform	120,000	120,000
Less: accumulated amortization	(648,814)	(608,768)

Intangible asset - net	$84,000	$124,046

The Company’s customized online campus system is being amortized on a straight-line basis over four and a half years. For the three and six months ended June 30, 2021 and 2020, amortization expense was $3,000 and $40,045, and $37,045 and $74,090 respectively.

The newly acquired intangible asset of software development in progress of research and development at cost of $26,973 (RMB 176,000) has been evaluated and recorded full impairment charges on December 31, 2020.

The following table is the future amortization expense to be recognized:

Year Ending December 31,
2021	6,000
2022	12,000
2023 and after	66,000
$84,000

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

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

The Company performed testing of goodwill impairment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. The Company valued the current Goodwill with its license built in is still valuable based on the results of the Company’s annual impairment testing of goodwill. Thus, no impairment of goodwill was recorded for the period ended June 30, 2021.

8.    SECURITY DEPOSITS

The Company has security deposits with the landlord for its offices of $23,544 and $23,297 as of June 30, 2021 and December 31, 2020 respectively. The Company terminated the lease of its New York office in August 2020 and the landlord retained the entire security deposits to offset the rent payable on the termination date of August 31, 2020. As of June 30, 2021, AEC New York has security deposits of $0 and AEC Shenzhen has security deposits of $23,544 (translation from RMB152,012).

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

9.    CONCENTRATION OF CREDIT AND BUSINESS RISK (continued)

The following table represents major customers that individually accounted for more than 10% of the Company’s gross revenue for the six months ended June 30, 2021 and 2020:

	June 30, 2021
	Gross		Accounts
	Revenue	Percentage	Receivable	Percentage

Customer 1	$55,408	72.0%	$—	—%
Customer 2	$8,617	11.2%	$—	—%

	June 30, 2020
	Gross		Accounts
	Revenue	Percentage	Receivable	Percentage

Customer 1	$103,980	37.6%	$1,582,433	33.6%

10.  SEGMENT REPORTING

Operating segments have been determined on the basis of reports reviewed by the Company’s Chief Executive Officer (CEO) who is the chief operating decision maker of the Company. The CEO evaluates the business from a geographic perspective, assesses performance and allocates resources on this basis. The reportable segments are as follows:

The Company has two operating segments: AEC New York (including U.S. entities) and AEC BVI (including all foreign entities).

●	AEC New York delivers placement, career and other advisory services Its advisory services include language training, admission advisory, on-campus advisory, internship and start-up advisory as well as other advisory services.
●	AEC BVI delivers customized high school and college placement and career advisory services to Chinese students wishing to study in the U.S. Currently, the revenue of AEC BVI all generated from AEC Southern Shenzhen.

The following table shows an analysis by segment of the assets and liabilities of operations as of June 30, 2021 December 31,2020:

	June 30, 2021
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets	$1,861,169	542,511	2,403,680
Segment liabilities	$2,645,130	1,560,858	4,205,988

	December 31, 2020
	AEC New York	AEC BVI	Total
Segment assets and liabilities:
Segment assets	$2,106,006	$718,092	$2,824,098
Segment liabilities	$2,695,097	$1,446,640	$4,141,737

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

10.  SEGMENT REPORTING (Continued)

Revenues from external customers, and gross profit for each business are as follows:

	For the three months ended June 30, 2021
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$—	$58,512	$58,512
Career advisory	4,240	—	4,240
Other Revenue	—	554	554
Commission	—	337	337
Total revenue	$4,240	$59,403	$63,643
Gross profit	$(6,660)	$59,403	$52,743

	For the six months ended June 30, 2021
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$—	62,151	62,151
Career advisory	4,240	—	4,240
Other Revenue	—	1,945	1,945
Commission	—	8,617	8,617
Total revenue	4,240	72,713	76,953
Gross profit	$(9,210)	$72,713	$63,503

	For the three months ended June 30, 2020
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$—	$41,484	$41,484
Career advisory	120,500	—	120,500
Student & Family advisory	—	—	—
Other advisory	—	—	—
Total revenue	$120,500	$41,484	$161,984
Gross profit	$66,560	$39,707	$106,267

	For the six months ended June 30, 2020
	AEC New York	AEC BVI	Total
Segment revenue:
Placement advisory	$—	$41,484	$41,484
Career advisory	234,191	—	234,191
Student & Family advisory	—	—	—
Other advisory	507	—	507
Total revenue	$234,698	$41,484	$276,182.00
Gross profit	$71,808	$38,320	$110,128

11.  DEFERRED REVENUE

The Company receives advance payments for services to be performed and recognizes revenue when services have been rendered. The deferred revenues as of June 30, 2021 and December 31, 2020 were $95,000 and $ 101,687, respectively.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

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

The Company repaid loan of $154,880 (translated from RMB1,000,000) to a shareholder of the Company during the year of 2021. The amounts due to this related party were $929,282 and $1,072,797 as of June 30, 2021 and December 31, 2020, respectively. The loan is non-interest bearing and non-secure, and should be paid May 19, 2023.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

12.  RELATED-PARTY TRANSACTIONS (continued)

The Company borrowed $76,687 (translated from RMB500,000) from a shareholder of the Company during the three months ended December 31, 2020. The amounts due to this related party were $77,070 and $76,687 as of June 30, 2021 and December 31, 2020, respectively. The amounts are bearing 1% annual interest rate and due on December 31, 2022. The interest expenses occurred were $383 and $0 as of June 30, 2021 and December 31, 2020, respectively.

13.  LOANS PAYABLE

On December 1, 2014, an unrelated party loaned the Company $295,579, with interest at 10%. The loan was fully paid off as of March 31, 2020.

Interest expenses for the three and six months ended June 30, 2021 and 2020 were $0 and $776 respectively.

On May 4, 2020, the Company received a loan of $77,588 from the Paycheck Protect Program (“ PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States. In accordance with the requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the Paycheck Protection Program as administered by the SBA under the CARES Act. The PPP Loan Forgiveness has been approved on April 12, 2021.

On April 24, 2020, AEC New York received an advance in the amount of $9,000 from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. On June 1, 2020, Company received total proceeds of $150,000 under the SBA's EIDL program. The EIDL loan has a 3.75% interest rate, and is subject to the terms and conditions applicable to all loans made pursuant to the EIDL Program as administered by the SBA. The Company has used all the proceeds of this loan as working capital to alleviate economic injury caused by COVID-19 occurring in 2020.

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

As of June 30, 2021, the balance of net right-of-use asset was $276,326, and lease liability was $295,309 (including $90,595 for current portion and $204,714 for noncurrent portion).

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

14.  LEASE COMMITMENTS (continued)

Future minimum lease commitments are as follows on June 30, 2021:

Gross Lease
Year Ending December 31,	Payment

2021	54,771
2022	113,925
2023 and thereafter	161,788
$330,484
Less: Present value adjustment	(35,175)
Operating lease liability	$295,309

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. The total rent expense was approximately $33,050 and $66,000, and $129,110, $261,137 (including AEC New York lease before its termination in August 2020) for the three and six months ended June 30, 2021 and 2020, respectively.

15.  INCOME TAXES

The component of deferred tax assets on June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020

Net operating loss carryforwards	$716,205	$612,553
Allowance for bad debt	1,132,524	1,132,524
Accelerated Depreciation	—	—
Allowance for deferred tax asset	(797,011)	(797,011)
Deferred tax asset, net	$1,051,718	$948,066

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

15.  INCOME TAXES (continued)

The provision for income taxes and deferred income taxes for the three and six months ended June 30, 2021 and 2020 are as follows:

	For the three months ended June 30,			For the six months ended June 30,
	2021		2020	2021		2020

Current:
Federal	$		$—	$		$—
State		3,253	—		3,253	—
Foreign			—			—
Total current		3,253	—		3,253	—

Deferred:
Federal		(24,385)	(116,851)		(60,154)	(212,087)
State		(17,215)	(82,679)		(43,498)	(150,066)
Foreign		—	—			—
Total deferred		(41,600)	(199,530)		(103,652)	(362,153)
			—			—
Total		$(38,347)	$(199,530)		$(100,399)	$(362,153)

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

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory effective income tax rate for the three and six months ended June 30, 2021 and 2020 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Tax at federal statutory rate	21.0%	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	11.0	11.0	11.0	11.0
PRC statutory income tax rate	25.0	25.0	25.0	25.0
Non-deductible/ non-taxable items		—		—

Total	57%	57%	57%	57%

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

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

The following table summarizes the carrying values of the Company’s financial assets and liabilities:

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$541,844	$911,658
Accounts receivable, prepaid expenses and other current assets	241,483	354,493
Other financial liabilities(i)	2,835,922	3,579,624
(i)	Accounts payable, accrued expenses and other current liabilities, advance from customers, and income tax payable.

The Company classifies its fair value measurements in accordance with the three-level fair value hierarchy as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly (i.e. as prices) or indirectly (i.e. derived from prices), and

Level 3 – Inputs that are not based on observable market data.

The financial assets and liabilities carried at fair value on a recurring basis on June 30, 2021 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$541,844	$—	$—	$541,844
Other financial assets	241,483	—	—	241,483
Total Financial assets	$783,327	$—	$—	$783,327
Financial Liabilities
Other liabilities	$2,835,922	$—	$—	$2,835,922
Total Financial Liabilities	$2,835,922	$—	$—	$2,835,922

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

16.  FINANCIAL INSTRUMENTS (continued)

The financial assets and liabilities carried at fair value on a recurring basis on December 31, 2020 are as follows:

	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$911,658	$—	$—	$911,658
Other financial assets	354,493	—	—	354,493
Total Financial Assets	$1,266,151	$—	$—	$1,266,151
Financial Liabilities
Other liabilities	$3,579,624	$—	$—	$3,579,624
Total Financial Liabilities	$3,579,624	$—	$—	$3,579,624

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

Financial assets past due

The following table provides information regarding the aging of financial assets that are past due, but which are not impaired on June 30, 2021:

	Less than	90 days to	Over	Carrying
	90 days	1 year	1 year	Value
Accounts receivable, net	$—	$—	$72,580	$72,580
Other receivable	$—	$—	$—	$—
Total accounts receivable, net	$—	$—	$72,580	$72,580

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

17.  STOCK OPTIONS

The Company did not grant any stock options during the six months ended June 30, 2021.

The following is a summary of stock option activities:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding on December 31, 2020	3,200,000	$2.45	2.87 years	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled and expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding on June 30, 2021	3,200,000	$2.45	2.37 years	$—

Vested and expected to vest on June 30, 2021	3,200,000	$0.89	0.74 years	$—

Exercisable on June 30, 2021	3,200,000	$0.89	0.74 years	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the six months ended June 30, 2021 and 2020.

The estimated fair value of these options was $0, therefore no compensation expense was recognized for the periods ended June 30, 2021 and 2020.

18.  COMMON STOCK

The Company is authorized to issue 450,000,000 shares of Common Stock, par value $0.001.

Stocks issued to employees and for services

In January 2020, the Company entered into agreements pursuant to which it issued an aggregate of 700,000 shares of the Company’s common stock to 2 individuals who are either employees of the Company or have been service providers to the Company, for employment-based compensation or services provided, respectively.

Stocks issued for business acquisition

On August 18, 2020, AEC YQL entered into a series of contractual arrangements, including Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the "VIE Agreements"), with Shenzhen Zhongwei Technology Co., Ltd. ("Zhongwei"), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company ("Pledgor"), the sole shareholder of Zhongwei. Pursuant to the VIE Agreements, the Company entered into a Share Issuance Agreement (the "Share Issuance Agreement") with the Ding Xiang Shareholders, whereby the Company agreed to issue to the Ding Xiang Shareholders an aggregate of 2,640,690 shares of the Company's common stock, par value $0.001. The transactions underlying the Share Issuance Agreement is closed in August 2020. Refer to Footnote 20 Business Acquisition.

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

19.  PREFERRED STOCK

Series B Convertible Preferred Stock

The Company is authorized to issue 25,000,000 shares of Series B Preferred Stock out of the 50,000,000 unissued shares of preferred stock of the Company, par value $0.001 per share. Series B Preferred Stock is senior in rights of payment, including dividend rights and liquidation preference, to the Company’s common stock but junior to Series A Preferred Stock with respect to liquidation preference.

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

The Company has 25,000,000 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

20.  BUSINESS ACQUISITION

Acquisition of Shenzhen Zhongwei Technology Co., Ltd.

On August 18, 2020, the Company entered into a series of contractual arrangements, including an Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the "VIE Agreements"), with Shenzhen Zhongwei Technology Co., Ltd. ("Zhongwei"), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company ("Pledgor"), the sole shareholder of Zhongwei. Pursuant to the VIE Agreements, the Company entered into a Share Issuance Agreement (the "Share Issuance Agreement") with the Ding Xiang Shareholders, whereby the Company agreed to issue to the Ding Xiang Shareholders an aggregate of 2,640,690 shares at $0.1 per share for total $264,070 of the Company's common stock, par value $0.001.

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

Cash	$94,425
Accounts receivable, net	—
R&D (Software development in progress)	25,428
Other current assets	812
Property and equipment	3,684
Total assets acquired on the book value	$124,349

Other payables	$(4)
Total liabilities assumed	(4)
Net assets acquired on the book value	124,345
Goodwill	139,725
Total purchase price	$264,070

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

21.  VARIABLE INTEREST ENTITY

On August 18, 2020, AEC YQL entered into VIE Agreements with Zhongwei and its shareholders. The following amounts of Zhongwei are included in the accompanying consolidated financial statements for six months ended June 30,2021 and the years ended December 31, 2020.

	June 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$72,101	$137,222
Fixed Assets, Net	2,496	3,254
Prepaid expenses	8,352	7,159
Total assets	82,949	$147,635

LIABILITIES
Accounts payables and accrued expenses	$5,597	$5,849
Deferred revenue	—	6,687
Total Liabilities	5,597	$12,536

	For the six months ended	For the year ended
	June 30,	December 31,
	2021	2020
Revenues	$6,744	$22,375
Income from Operations	6,744	20,733
Net Income	$(59,054)	$(69,396)

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

Although currently substantially all of our revenue comes from our wholly owned subsidiaries, instead of our VIE, our VIE in China and our investors may face uncertainty about future actions by the government of China that could significantly affect the VIE and our subsidiaries’ financial performance and operations, including the enforceability of the VIE Agreements.

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

AMERICAN EDUCATION CENTER, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

22.  COMMITMENTS & CONTINGENCY (continued)

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

24.  SUBSEQUENT EVENT

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial.

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

On August 18, 2020, AEC YQL entered into a series of contractual arrangements, including an Equity Pledge Agreement, Exclusive Management Consulting Agreement, Exclusive Option Agreement, and Irrevocable Power of Attorney (collectively, the “VIE Agreements”), with Shenzhen Zhongwei Technology Co., Ltd. (“Zhongwei”), a PRC company, and Ding Xiang (Shenzhen) Investment Co., Ltd., a PRC company (“Pledgor”), the sole shareholder of Zhongwei controlled by Dewei Li and Bin Liu (the “Zhongwei Ultimate Shareholders”). Pursuant to the VIE Agreements, AEC YQL gained control over Zhongwei. Zhongwei is involved in, among other things, e-commerce, and the Company plans to leverage Zhongwei’s current e-commerce platform, and to engage in business such as online education e-commerce. In consideration for entering into the transactions contemplated by the VIE Agreements, on August 18, 2020, the Company entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with the Zhongwei Ultimate Shareholders, whereby the Company agreed to issue to the Zhongwei Ultimate Shareholders an aggregate of 2,640,690 shares of the Company’s common stock, par value $0.001. The transactions underlying the Share Issuance Agreement is closed in August 2020. Although currently substantially all of our revenue comes from our wholly owned subsidiaries, instead of our VIE, our VIE in China and our investors may face uncertainty about future actions by the government of China that could significantly affect the VIE and our subsidiaries’ financial performance and operations, including the enforceability of the VIE Agreements.

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

Headquartered in New York with operations in the PRC, the Company, during the quarter ended June 30, 2021 operated, and currently operates in two market segments:

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

Our Language Training service is based on the existing ESL training platform which provides language training for standard test preparation and is designed to help improve student’s English listening, speaking, reading, and writing skills. Student customers will be able to take these training courses online when our ESL online training platform goes live, which we expect to take place by the end of 2021.

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

In order to respond to the adverse impact of the COVID-19 outbreak, we have devoted time and effort to research and develop new services and products. For the period ended June 30, 2021, through AEC Southern HK, we have assisted our existing students, students’ families, and corporate clients to obtain a health product named Rocitin. On December 31, 2020, we entered into a Commission Agreement with Clark Orient Company Limited (“Clark Orient”), pursuant to which Clark Orient agrees to pay us RMB 10.00 on every bottle of Rocitin we sell before March 31, 2021, and HKD 10.00 on every bottle of Rocitin we sell starting from April 1, 2021. The Commission Agreement remains effective until either party gives written notice of termination. As of June 30, 2021, revenue from sales of Rocitin by AEC Southern HK was $8,617, approximately 11% of our total revenue in the period ended June 30, 2021.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. The pandemic has forced governments around the world to take drastic measures to halt the outbreak, resulting in quarantines, stay-at-home requirements, travel restrictions, temporary change of immigration policies and temporary closure of businesses and facilities in China, the U.S., and throughout the world. A substantial part of the Company’s revenue and workforce are concentrated in China and in the U.S. Additionally, all of our four lines of business rely upon the ability to travel and the level of interest of our customers and prospective customers to study, work and reside overseas, which has been significantly affected by the pandemic. Consequently, we saw a significant decrease in requests for our services, which has materially adversely affected the Company’s business operations and its financial condition and operating results for the six months ended June 30, 2021, and these negative impacts will likely continue through the rest of the fiscal year 2021.

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

As part of the process of preparing our unaudited consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. As of June 30, 2021, the Company does not have a liability for any unrecognized tax benefits.

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

In March 2021, the FASB issued ASU 2021-03, Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events. The amendments in this Update are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this Update for interim financial statements already issued in the year of adoption. The amendments in this Update also include an unconditional one-time option for entities to adopt the alternative prospectively after its effective date without assessing preferability under Topic 250, Accounting Changes and Error Corrections.

In May 2021, the FASB issued ASU 2021-4, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The FASB is issuing this Update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call  options (for example, warrants) that remain equity classified after modification or exchange.

In July 2021, the FASB issued ASU 2021-5, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The amendments in this Update amend Topic 842, which has different effective dates for public business entities and most entities other than public business entities. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and interim periods within those fiscal years for public business entities and interim periods within fiscal years beginning after December 15, 2022, for all other entities. The amendments in this Update address stakeholders’ concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: 1)The lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3; 2)The lessor would have otherwise recognized a day-one loss.

The Company has assessed all newly issued accounting pronouncements released during the six months ended June 30, 2021 and through the date of this filing and believes none of them will have a material impact on the Company’s financial statements when or if adopted.

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

The Three Months Ended June 30, 2021, as Compared to the Three Months Ended June 30, 2020

	For the three months ended June 30,
	2021	2020	Variance	%
Key revenue streams:
Placement Advisory Services	$58,512	$41,484	$17,208	41%
Career Advisory Services	4,240	120,500	(116,260)	(96)%
Other Advisory Services	554	—	554	NM
Commission	337	—	337	NM
Total revenues	$63,643	$161,984	$(98,341)	(61)%
Gross Profit	$52,743	$106,267	$(53,524)	(50)%
Gross Margin	83%	66%

Revenue

●	Total revenues for the three months ended June 30, 2021, were $63,643, representing a decrease of $98,341, or 61% from $161,984 for the same period in 2020. The decrease was mainly due to the COVID-19 pandemic, which negatively impacted our services to current customers who were getting ready to study or work in the U.S., besides the seasonality factors related to the high school/college admission process. The outbreak of COVID-19 in China since January 2020, coupled with travels bans from China to the US prevented students from China from entering the U.S. These factors adversely impacted the financial performance of the Company.

Total revenues for the three months ended June 30, 2021 were generated by the operations of AEC New York and AEC BVI, which deliver Placement Advisory Services, Career Advisory Services and Other Advisory Services to our clients.

●	Revenues for the three months ended June 30, 2021, from our Placement Advisory Services were $58,512, representing an increase from the same period in 2020. The increase in our Placement Advisory Services was due to the increase demands from customers who would like to study overseas. For the three months ended June 30, 2021, $4,240 revenues from our Career Advisory Services were generated, representing an decrease from the same period in 2020. The decrease was due to the decreased requests resulting from negative impact of the COVID-19 pandemic. . Revenues for the three months ended June 30, 2021 from Other Advisory Services were $544, representing an increase from $0 for the same period in 2020. The increase was from other local advisory requests from one client. To reduce the severe impact of pandemic, we developed a new source of revenue in the first quarter of 2021 by selling health products on a commission basis. The revenue generated from commission were $337.

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

●	In addition, the Chinese government offers incentives and benefits though its Talents Policy to Chinese students who return to China to work and live there. This Talents Policy has encouraged many of our clients who recently graduated or are about to graduate to go back to China, instead of staying in the U.S., which resulted in less service requests for our placement advisory and student & family advisory services. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and increasing our mergers and acquisitions efforts by focusing on researching, identifying prospective targets, negotiating and executing on this strategy.

Gross Profit & Gross Margin

●	Our gross profit for the three months ended June 30, 2021 was $52,743, representing an decrease of $53,524 from $106,267 for the three months ended June 30, 2020. The decrease can be attributed mainly to the net effect of a decline in service request and decreased cost by reducing outsourcing.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the three months ended June 30,
	2021	2020	Variance	%
Operating expenses
Selling and marketing	$—	$60,754	$(60,754)	(100)%
Research and development expenses	22	—	22	NM
General and administrative	345,406	777,991	(432,585)	(56)%
Total operating expenses	$345,428	$838,745	$(493,317)	(59)%
Income tax benefit	$(38,347)	$(199,530)	$161,183	(81)%
Net (loss) from continuing operations including non-controlling interest	$(176,750)	$(532,945)	$356,195	(67)%

Operating Expenses

●	Total operating expenses decreased by $493,317 or 59% as compared to the three months ended June 30, 2020. The decrease mainly due to the decrease of the rent expense and professional expense.

Income Tax Benefit

●	Income tax benefit of $38,347 for the three months ended June 30, 2021 represents the net losses for the periods presented.

Net Loss

●	Net loss from operations including non-controlling interest was $176,750 for the three months ended June 30, 2021, as compared to the net loss of $532,945 for the three months ended June 30, 2020, which representing the net effect of the decreased operation expenses and the decreased revenue.

The Six Months Ended June 30, 2021, as Compared to the Six Months Ended June 30, 2020

	For the six months ended June 30,
	2021	2020	Variance	%
Key revenue streams:
Placement Advisory Services	$62,151	$41,484	$20,667	50%
Career Advisory Services	4,240	234,191	(229,951)	(98)%
Other Advisory	1,945	507	1,438	284%
Commission	8,617	—	8,617	NM
Total revenues	$76,953	$276,182	$(199,229)	(72)%
Gross Profit	$63,503	$110,128	$(46,625)	(42)%
Gross Margin	83%	40%

Revenue

●	Total revenues for the six months ended June 30, 2021, were $ 76,953, representing a decrease of $199,229, or 72% from $276,182 for the same period in 2020. The decrease was mainly due to the COVID-19 pandemic, which negatively impacted our services to current customers who were getting ready to study or work in the U.S., besides the seasonality factors related to the high school/college admission process. The outbreak of COVID-19 in China since January 2020, coupled with travels bans from China to the US prevented students from China from entering the U.S. These factors adversely impacted the financial performance of the Company .

Total revenues for the six months ended June 30, 2021 were generated by the operations of AEC New York and AEC BVI, which deliver Placement Advisory Services, Career Advisory Services and Other Advisory Services to our clients.

●	Revenues for the six months ended June 30, 2021, from our Placement Advisory Services increased by $20,667 from $41,484 for the same period in 2020. The increase in our Placement Advisory Services was due to the increase demands from our clients. Revenues for our Career Advisory Services decreased by $229,951, or 98% from $234,191 for the same period in 2020, primarily due to the declined requests from clients because of COVID-19 related issues. Revenues from Other Advisory Services increased by $1,438 from $507 for the same period in 2020, due to some incidental requests from local customers. To reduce the severe impact of pandemic, we developed a new source of revenue in the first quarter of 2021 by selling health products on a commission basis. The revenue generated from commission were $8,617.

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

●	In addition, the Chinese government offers incentives and benefits though its Talents Policy to Chinese students who return to China to work and live there. This Talents Policy has encouraged many of our clients who recently graduated or are about to graduate to go back to China, instead of staying in the U.S., which resulted in less service requests for our placement advisory and student & family advisory services. Additionally, the decrease in the value of China’s currency and the relatively restrictive U.S. policy on international students is increasingly driving Chinese students to choose to apply to universities and colleges in non-U.S. countries or choose to return to the PRC after graduation, rather than staying in the U.S. To mitigate the effect of such recent changes, we are expanding our local services in the PRC, concentrating on new services promotion and increasing our mergers and acquisitions efforts by focusing on researching, identifying prospective targets, negotiating and executing on this strategy.

Gross Profit & Gross Margin

●	Our gross profit for the six months ended June 30, 2021 was $63,503 representing a decrease of $46,625 from $110,128 for the six months ended June 30, 2020. The decrease can be attributed mainly to the net effect of a decline in service request and decreased cost by reducing outsourcing.
●	Our gross margin was approximately 83% for the six months ended June 30, 2021, compared to approximately 40% for the same period in 2020.

The following table summarizes changes in operating expenses and provision for income taxes for the periods presented:

	For the six months ended June 30,
	2021	2020	Variance	%
Operating expenses
Selling and marketing	$—	$74,115	$(74,115)	(100)%
Research and development expenses	12,242	—	12,242	NM
General and administrative	706,803	1,425,116	(718,313)	(50)%
Total operating expenses	$719,405	$1,499,231	$(779,826)	(52)%
Income tax benefit	$(100,399)	$(362,153)	$261,754	(72)%
Net (loss) from continuing operations including noncontrolling interest	$(477,555)	$(1,026,633)	$549,078	(53)%

Operating Expenses

●	Total operating expenses decreased by $779,826 or 52% as compared to the six months ended June 30, 2020. The decrease mainly represents the net effect of the decrease of the marketing expense and professional fee, and the increase of the research and development expenses.

Income Tax Benefit

●	Income tax benefit of $100,399 for the six months ended June 30, 2021 represents the net effect of the tax payable and net losses for the periods presented.

Net Loss

●	Net loss from continuing operations including non-controlling interest was $477,555 for the six months ended June 30, 2021, as compared to the net loss of $1,026,633 for the six months ended June 30, 2020, which representing the net effect of the decreased operation expenses and revenue.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2021, we had cash of $541,844, a decrease of $369,814 from $911,658 as of December 31, 2020. We have financed our operations primarily through cash flow from operating activities. We require cash for working capital, payment of accounts payables and accrued expenses, salaries, commissions and related benefits, and other operating expenses and income taxes. The following table sets forth a summary of our cash flows for the periods indicated.

	Six Months ended June 30,
	2021	2020	Variance	%
Net cash (used in) operating activities	$(217,696)	$(533,490)	$315,794	(59)%
Net cash (used in) investing activities	(734)	—	(734)	NM
Net cash (used in) financing activities	$(154,880)	$421,236	(576,116)	(137)%
Effect of exchange rates changes on cash	3,496	(574)	4,070	(709)
Net change in cash	$(369,814)	$(112,828)	$(256,986)	228%

Cash Flow from Operating Activities

●	Net cash used in operating activities for the six months ended June 30, 2021 was $217,696, decreased by $315,794 for the six months ended June 30, 2020. The decrease in net cash used in operations in the six months ended June 30, 2021 was primarily attributable to slowing decreased operating expense and down payment to our service providers.

Cash Flow from Investing Activities

●	Net cash used in investing activities during the six months ended June 30, 2021 was $734, increased by $734 for the six months ended June 30, 2020 .

Cash Flow from Financing Activities

●	Net cash used in financing activities for the six months ended June 30, 2021 was $154,880, representing repayment of short-term loan.

Working Capital

The following table sets forth our working capital from continuing operations:

	June 30,	December 31,
	2021	2020	Variance	%
Total current assets from continuing operations	$783,327	$1,266,151	$(482,824)	(38)%
Total current liabilities from continuing operations	2,835,922	3,579,624	(743,702)	(21)
Working capital	$(2,052,595)	$(2,313,473)	$260,878	(11)%
Current ratio	0.28	0.35

●	As of June 30, 2021, we had a working capital deficiency of $2,052,595, an increase of $260,878 from a working capital deficiency of $2,313,473 as of December 31, 2020. The increase in working capital represents the net effect of decreased liabilities.
●	We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. We believe we have adequate working capital to fund future growth activities.

Going Concern

The independent auditors’ report accompanying our June 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Additionally, we expect that the COVID-19 pandemic will continue to have material and adverse impacts on our cash flow for the three months ending September 30, 2021 with potential continuing impacts on subsequent periods. As such, we expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, additional funding from a shareholder of the Company, and believe that will be sufficient to meet our anticipated needs for working capital and satisfying our estimated liquidity needs 12 months from the date of the financial statements.

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

Subsequent Events

The Company’s management has performed subsequent events procedures through the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial.

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

During the six months ended June 30, 2021, we have established procedures requiring the CEO to review filing-related files before preparing the consolidated financial statements and to confirm and ensure that all significant, non-routine events and pending transactions are properly disclosed.

We performed an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO has concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported properly within the time periods specified by the SEC, and did not provide reasonable assurance that information required to be disclosed by the Company in such reports would be accumulated and communicated to the Company’s management, including its CEO, as appropriate, to allow timely decisions regarding required disclosure. Such conclusion was based solely on the fact that the Company identified deficiencies in its internal control over financial reporting as of June 30, 2021. Although we have determined that the existing controls and procedures are not effective, the deficiencies identified have not been deemed material to our reporting disclosures.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There has been no unregistered sale of equity securities during the six months ended June 30, 2021.

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

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the Securities and Exchange Commission on December 18, 2014)
3.3	Certificate of Designation of Series A Convertible Preferred Stock, (incorporated by reference to our Form 8-K, Exhibit 3.1, filed with the Securities and Exchange Commission on November 3, 2017)
3.4	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our Form 8-K, Exhibit 3.2, filed with the Securities and Exchange Commission on November 19, 2018)
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the Securities and Exchange Commission on December 18, 2014)
10.1*	Contract between AEC Southern Management Limited and Clark Orient Company Limited dated April 1, 2021
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
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

American Education Center, Inc.

	By:	/s/ Max P. Chen
	Name:	Max P. Chen
August 16, 2021	Title:	President, Sole Director, Chief Executive Officer, Interim Chief Financial Officer, and Secretary